Form 10-Q
period 2007-09-30
Independent Film Development CORP
filed 2008-03-21
CIK 1425883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                to

INDEPENDENT FILM DEVELOPMENT CORPORATION

(Name of small business issuer specified in its charter)

Nevada	000-53103	56-2676759
(State or other jurisdiction of incorporation	(Commission File No.)	(I.R.S. Employer Identification No.)

190 N Canon Drive Suite 420

Beverly Hills, CA  90210

(Address of principal executive offices)

(310) 275-3055

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐     No   ☒

As of November 9, the issuer had 26,987,402 shares of common stock outstanding and 110,000 shares of preferred stock outstanding.

Transitional Small Business Disclosure Format:     Yes   ☐     No   ☒

INDEPENDENT FILM DEVELOPMENT CORPORATION

Quarterly Report on Form 10-Q

Quarterly Period Ended September 30, 2007

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“Commission”). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company’s Registration Statement on Form 10, previously filed with the Commission on February 20, 2008.

Independent Film Development Corporation (A Development Stage Company) Balance Sheet (Unaudited)
	December 31, 2007	September 30, 2007
ASSETS
Current Assets
Cash in bank	$ 3,999	$ 500

Securities Imperia Entertainment	50,000	--

Total Current Assets	53,999	500

TOTAL ASSETS	53,999	500

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
Loans payable to interested party	4,980	--

Total Liabilities	4,980	--

Equity
Common stocks , $.001 par value
Authorized shares; 500,000,000
Issued and outstanding shares; 7,400,000
and 5,000,000 at December 31, 2007 and
September 30, 2007	740	500
Preferred Stock, .0001 par value	--	--
Paid in capital	49,760	--
Retained earnings	(1,481)	--
Total Stockholders' Equity (Deficit)	49,019	500

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 53,999	$ 500

See notes to financial statements

Independent Film Development Corporation (a Development Stage Company) Statement of Operations (Unaudited)
	Three months ended December 31, 2007	For the period September 14, 2007 (inception) through December 31, 2007

Income	$ --	$ --
Total Income	--	--

Operating Expenses General and Administrative	1,481	1,481

Total Expenses	1,481	1,481

Net loss	$ (1,481)	$ (1,481)

See Accompanying Notes to Financial Statements

Independent Film Development Corporation (A Development Stage Company) Statement of Cash Flows (Unaudited)

	Three months ended December 31, 2007	For the period September 14, 2007 (inception) through December 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES

Cash from operating activities Net loss	$ (1,481)	$ (1,481)

Total cash used in operating activities	(1,481)	(1,481)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash from investing activities Proceeds from sale of common stock	--	500
Advances from related parties	4,980	4,980

Total cash from investing activities	4,980	5,480

INCREASE (DECREASE) IN CASH	3,499	3,999

BEGINNING CASH	500	--

ENDING CASH	$ 3,999	$ 3,999

Supplemental disclosure of cash flow information:

Interest paid	$ --	$ --

Income tax paid	--	--

Other non-cash investing activities:

Common stock issued to acquire Imperia Entertainment, Inc.	$ 50,000	$ --

See accompanying notes to financial statements

Independent Film Development Corporation (a Development Stage Company) Statement of Stockholder's Equity (Unaudited)
	Number of Shares Outstanding	Common Stock at par Value	Paid in Capital	Deficit Accumulated During Development	Total

Beginning balance	--	$ --	$ --	$ --	$ --

Stocks issued for cash	5,000,000	500			500

Balance Sept 30, 2007	5,000,000	500			500

Stocks issued for Imperia Entertaniment, Inc.	2,400,000	240	49,760		50,000

Loss three months ended December 31, 2007				(1,481)	(1,481)

Balance Dec 31, 2007	7,400,000	$ 740	$49,760	$ (1,481)	$ (49,019

Independent Film Development Corporation

(a Development Stage Company)

Notes to Financial Statements

December 31, 2007 (unaudited)

NOTE 1: HISTORY OF OPERATIONS

Business Activity.

Independent Film Development Corporation was incorporated on September 14, 2007 in the State of Nevada.  The Company intends to file an election to operate as a Business Development Company (“BDC”) under Section 54(a) of the Investment Company Act of 1940 (“1940 Act”).

The Company is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not generated any significant revenue during the period September 14, 2007 (inception) thorough December 31, 2007 (unaudited) and has funded its operations primarily through the issuance of equity. This matter raises substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Accordingly, the Company’s ability to accomplish its business strategy and to ultimately achieve profitable operations is dependent upon its ability to obtain additional debt or equity financing.

Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

Management intends to raise financing through private equity financing or other means and interests that it deems necessary.

The Company, as described above, is in the business of investing in operations of other companies. There can be no assurance that the Company will be successful in its endeavor.

Basis of Presentation-

The Company intends to file an election to become a Business Development Company (“BDC”).

Under the rules governing a BDC, the Company does not consolidate the results of its portfolio companies but assigns a fair market value as determined by the board of directors to these operations. The results of the portfolio companies are not included in the statements of the Company and are carried only as an investment on the balance sheet of the Company.

Cash Equivalents

Cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

Stock Based Compensation.

The Company intends to file an election to become a Business Development Company which is not allowed to issue stock as compensation.

Estimates.

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Fair Value of Financial Instruments.

The carrying amounts for the Company’s cash, accounts payable, accrued liabilities and current portion of long term debt approximate fair value due to the short-term maturity of these instruments.

Concentration of Credit Risk

The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit.  The Company will extend credit based on an evaluation of the customer’s financial condition, generally without collateral.  Exposure to losses on receivables is principally dependent on each customer’s financial condition.  The Company will monitor its exposure for credit losses and maintains allowances for anticipated losses, if required.

Advertising Costs

Advertising costs are expensed as incurred. There were no advertising expenses for the period September 14, 2007 (inception) through December 31, 2007 (unaudited).

Income Taxes

The Company accounts for income taxes under SFAS 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Basic and Diluted Income/(Loss) Per Share:

In accordance with SFAS No. 128, "Earnings Per Share," the basic income/(loss) per common share is computed by dividing net income/(loss) available to common stockholders by the  weighted average number of common shares outstanding. Diluted income per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2007 (unaudited), the Company does not have any equity or debt instruments outstanding that can be converted into common stock.

Segment Reporting

Based on the Company's integration and management strategies, the Company operates in a single business segment. For the period September 14, 2007 (inception) through December 31, 2007 (unaudited), the Company had no revenue.

Revenue Recognition

Revenue is recognized in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”.  The Company recognizes revenue when the significant risks and rewards of ownership have been transferred to the customer pursuant to applicable laws and regulations, including factors such as when there has  been evidence of a sales arrangement, the performance has occurred, or service have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured.

Valuation of Investments.

As required by the Securities and Exchange Commission’s Accounting Series Release (“ASR”) 118, the investment committee of the Company is required to assign a fair value to all investments. To comply with Section 2(a)(41) of the 1940 Act and Rule 2a-4 thereunder, it is incumbent upon the board of directors to satisfy themselves that all appropriate factors relevant to the value of securities for which market quotations are not readily available have been considered and to determine the method of arriving at the fair value of each such security. To the extent considered necessary, the board may appoint persons to assist them in the determination of such value, and to make the actual calculations pursuant to the board’s direction. The board must also, consistent with this responsibility, continuously review the appropriateness of the methods used in valuing each issue of security in the Company’s portfolio. The directors must recognize their responsibilities in this matter and whenever technical assistance is requested from individuals who are not directors, the findings of such intervals must be carefully reviewed by the directors in order to satisfy themselves that the resulting valuations are fair.

 NOTE 4: RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements the benefit of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 become effective as of the beginning of our 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact that FIN 48 will have on our financial statements.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair values. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management believes that the adoption of SFAS No. 157 will not have a material impact on the consolidated financial results of the Company.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108), which addresses how to quantify the effect of financial statement errors. The provisions of SAB 108 become effective as of the end of our 2007 fiscal year. We do not expect the adoption of SAB 108 to have a significant impact on our financial statements.

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" (FAS 159). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 become effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact that FAS 159 will have on our financial statements.

In May 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS No. 154 replaces Accounting Principles Board Opinion No. 20, "Accounting Changes" ("APB 20") and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements", and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No. 154.

NOTE 5: RELATED PARTY TRANSACTIONS

On September 24, 2007, 5,000,000 shares of common stock were issued to Kenneth Eade, pursuant to Section 4(2) of the Securities Act of 1933, in exchange for $500 cash.

NOTE 6: SUBSEQUENT EVENTS

On November 29, 2007 the Company entered into an exchange agreement with Imperia Entertainment, Inc. and certain stockholders of Imperia Entertainment, Inc.   Under the terms of the exchange the Company issued to the Imperia Entertainment, Inc. shareholders, 2,200,000 shares of common stock.   In exchange Imperia issued to the Company 220,000 shares of convertible preferred shares, each convertible into 100,000 shares of  Imperia’s common stock.  Of the 2,200,000 shares issued, 1,000,000 were issued to Kenneth Eade, the Company’s President and a Director and 1,000,000 to George Ivakhnik, the Company’s Vice-President and a Director .

On December 7, 2007, the Company acquired 50% of Signature Entertainment, LLC, a limited liability company to be formed for the purposes of film distribution, and issued a “Confidential Private Placement Memorandum,” offering up to 25 units, each consisting of a 1% equity interest in Signature Entertainment, LLC, and 12,500 shares of company common stock, in order to fund the first three years operations of the new distribution company.

Item 2:  Management’s Discussion and Analysis or Plan of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this filing as well as with Management’s Discussion and Analysis or Plan of Operation contained in the Company’s Registration Statement on Form 10.

Forward Looking Statements

This discussion and the accompanying financial statements (including the notes thereto) may contain “forward-looking statements” that relate to future events or our future financial performance, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward looking statements are based on the Company’s current expectations and beliefs concerning future developments and their potential effects on the Company. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include, among others, those listed under “Risk Factors” in Part II Item 1a. and those included elsewhere in this filing.For a more detailed discussion of risks and uncertainties, see the Company’s public filings made with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update any forward-looking statements.

The Company plans to file a Form N-54A, to be regulated as a business development company ("BDC") under the Investment Company Act of 1940 ("1940 Act").  The Company intends to invest in companies with historically profitable results, strong balance sheets, high profit margins, and solid management teams in place.  The Company will seek to leverage the combined talents of an experienced management team to invest in those types of companies and to enhance shareholder value.

 A business development company is defined and regulated by the 1940 Act. A business development company must be organized in the United States for the purpose of investing in or lending primarily to private companies and making managerial assistance available to them. A business development company may use capital provided by public shareholders and from other sources to invest in long-term, private investments in businesses. A business development company provides shareholders the ability to retain the liquidity of a publicly traded stock, while sharing in the possible benefits, if any, of investing primarily in privately owned companies.

 As a business development company, the Company may not acquire any asset other than “qualifying assets", unless, at the time we make the acquisition, the value of our qualifying assets represents at least 70% of the value of our total assets.

     The principal categories of qualifying assets relevant to our business are:

     - Securities purchased in transactions not involving any public offering, the Company of which is an eligible portfolio company;

-Securities received in exchange for or distributed with respect to securities described in the bullet above or pursuant to the exercise of options, warrants or rights relating to such securities; and

-Cash, cash items, government securities or high quality debt securities (within the meaning of the 1940 Act), maturing in one year or less from the time of investment.

     An eligible portfolio company is generally a domestic company that is not an investment company (other than a small business investment company wholly owned by a business development company); and

     - Does not have a class of securities registered on an exchange or a class of securities with respect to which a broker may extend margin credit; or

     - Is actively controlled by the business development company and has an affiliate of a business development company on its board of directors.

To include certain securities described above as qualifying assets for the purpose of the 70% test, a business development company must make available to the Company of those securities significant managerial assistance such as providing significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company or making loans to a portfolio company.  The Company offers to provide managerial assistance to each of its portfolio companies.

As a business development company, the Company is entitled to issue senior securities in the form of stock or senior securities representing indebtedness, including debt securities and preferred stock, as long as each class of senior security has asset coverage of at least 200% immediately after each such issuance.  See "Risk Factors."

The Company may be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our board of directors who are not interested persons and, in some cases, prior approval by the Securities and Exchange Commission ("SEC").

 As a business development company, the Company's primary goal is to increase its net assets by investing in private development stage or start-up companies that possess or will likely identify emerging and established technologies and markets for those technologies. These private businesses are thinly capitalized, unproven, small companies that lack management depth, are dependent on new, commercially unproven technologies and have no history of operations. It is the goal of the Company to assemble a diverse portfolio of companies, which will leverage the combined talents of an experienced management team to incubate these companies and seek to enhance shareholder value.  As a result, the Company will focus on making equity and not debt investments.

The Company will likely be periodically examined by the SEC for compliance with the 1940 Act. As with other companies regulated by the 1940 Act, a business development company must adhere to certain substantive regulatory requirements.  A majority of our directors must be persons who are not interested persons, as that term is defined in the 1940 Act.  Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement.  Furthermore, as a business development company, the Company is prohibited from protecting any director or officer against any liability to the Company or our shareholders arising from willful malfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person's office.

The Company must maintain a code of ethics that establishes procedures for personal investment and restricts certain transactions by our personnel.  The Company's code of ethics generally does not permit investment by our employees in securities that may be purchased or held by us.  As a business development company under the 1940 Act, we are entitled to provide loans to our employees in connection with the exercise of options. However, as a result of provisions of the Sarbanes-Oxley Act of 2002, the Company is prohibited from making new loans to, or materially modifying existing loans with, its executive officers in the future.

 The Company may not change the nature of its business so as to cease to be, or withdraw our election as, a business development company unless authorized by vote of a "majority of the outstanding voting securities," as defined in the 1940 Act, of our shares. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67% or more of such company's shares present at a meeting if more than 50% of the outstanding shares of such company are present and represented by proxy or (ii) more than 50% of the outstanding shares of such company. Since the Company made its business development company election, it has not made any substantial change in the nature of its business.

The Company intends to fund new investments using cash, through the issuance of its common stock, the reinvestment of previously accrued interest and dividends in debt or equity securities, or the current reinvestment of interest and dividend income through the receipt of a debt or equity security (payment-in-kind income).  From time to time, the Company may also opt to reinvest accrued interest receivable in a new debt or equity.

(a)  Valuation Methodology.

The Company will determine the value of each investment in our portfolio on a quarterly basis, and changes in value result in unrealized gains or losses being recognized.  Fair value is defined in Section 2(a)(41) of the 1940 Act as (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily ascertainable market value for the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by the board of directors pursuant to a valuation policy and a consistently applied valuation process.  Because of the inherent uncertainty of determining the fair value of investments that do not have a readily ascertainable market value, the fair value of our investments determined in good faith by the board of directors may differ  significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make.

The Company's investment in Portfolio Companies will be carried at cost (which approximates fair value) as this investment represents a continuation of the Company's former business prior to its election as a BDC, and is under common control at date of transfer.

Unlike banks, the Company is not permitted to provide a general reserve for anticipated loan losses. Instead, the Company is required to specifically value each individual investment on a quarterly basis.  The Company will record unrealized depreciation on investments when it believes that an investment has become impaired. Conversely, the Company will record unrealized appreciation if it believes that the underlying portfolio company has appreciated in value and, therefore, our equity security has also appreciated in value.

As a business development company, the Company will invest in liquid and illiquid securities, including debt and equity securities primarily of private companies.  Our investments will generally be subject to restrictions on resale and generally have no established trading market. Because of the type of investments that the Company makes and will make, and the nature of its business, its valuation process requires an analysis of various factors.  Our fair value methodology includes the examination of, among other things, the underlying investment performance, financial condition, and market changing events that impact valuation.

The Company has historically experienced operating losses and negative cash flow.  The Company expects that these operating losses and negative cash flows may continue through additional periods.  In addition, the Portfolio Company only has a limited record of revenue- producing operations and there is only a limited operating history upon which to base an assumption that it will be able to achieve its business plans.

During the next twelve months, the Company plans to satisfy its cash requirements by additional equity financing. The Company has no current material commitments. The Company intends to undertake private placements of its common stock in order to raise future development and operating capital. The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its stock and equity offerings of private companies it may invest in.  There can be no assurance that the Company will be successful in raising the capital it requires through the sale of its common stock.  The Company does not anticipate any product research and development in the next twelve months.

The Company has no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operatings, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Estimates and Policies

The discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including, among others, those affecting revenue, the allowance for doubtful accounts, the salability of inventory and the useful lives of tangible and intangible assets. The discussion below is intended as a brief discussion of some of the judgments and uncertainties that can impact the application of these policies and the specific dollar amounts reported on our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, or if management made different judgments or utilized different estimates. Many of our estimates or judgments are based on anticipated future events or performance, and as such are forward-looking in nature, and are subject to many risks and uncertainties, including those discussed below and elsewhere in this Registration Statement. We do not undertake any obligation to update or revise this discussion to reflect any future events or circumstances.

We have identified below some of our accounting policies that we consider critical to our business operations and the understanding of our results of operations. This is not a complete list of all of our accounting policies, and there may be other accounting policies that are significant to us. For a detailed discussion on the application of these and our other accounting policies, see note 1 to the financial statements for the year ended September 30, 2007 and note 1 to the financial statements included in this Form 10-Q.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not generated any significant revenue during the period September 14, 2007 (inception) thorough December 31, 2007 (unaudited) and has funded its operations primarily through the issuance of equity. This matter raises substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Accordingly, the Company’s ability to accomplish its business strategy and to ultimately achieve profitable operations is dependent upon its ability to obtain additional debt or equity financing.

Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

Management intends to raise financing through private equity financing or other means and interests that it deems necessary.

The Company, as described above, is in the business of investing in operations of other companies. There can be no assurance that the Company will be successful in its endeavor.

Basis of Presentation-

The Company intends to file an election to become a Business Development Company (“BDC”).

Under the rules governing a BDC, the Company does not consolidate the results of its portfolio companies but assigns a fair market value as determined by the board of directors to these operations. The results of the portfolio companies are not included in the statements of the Company and are carried only as an investment on the balance sheet of the Company.

Cash Equivalents

Cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

Stock Based Compensation.

The Company intends to file an election to become a Business Development Company which is not allowed to issue stock as compensation.

Estimates.

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Fair Value of Financial Instruments.

The carrying amounts for the Company’s cash, accounts payable, accrued liabilities and current portion of long term debt approximate fair value due to the short-term maturity of these instruments.

Concentration of Credit Risk

The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit.  The Company will extend credit based on an evaluation of the customer’s financial condition, generally without collateral.  Exposure to losses on receivables is principally dependent on each customer’s financial condition.  The Company will monitor its exposure for credit losses and maintains allowances for anticipated losses, if required.

Advertising Costs

Advertising costs are expensed as incurred. There were no advertising expenses for the period September 14, 2007 (inception) through December 31, 2007 (unaudited).

Income Taxes

The Company accounts for income taxes under SFAS 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Basic and Diluted Income/(Loss) Per Share:

In accordance with SFAS No. 128, "Earnings Per Share," the basic income/(loss) per common share is computed by dividing net income/(loss) available to common stockholders by the  weighted average number of common shares outstanding. Diluted income per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2007 (unaudited), the Company does not have any equity or debt instruments outstanding that can be converted into common stock.

Segment Reporting

Based on the Company's integration and management strategies, the Company operates in a single business segment. For the period September 14, 2007 (inception) through December 31, 2007 (unaudited), the Company had no revenue.

Revenue Recognition

Revenue is recognized in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”.  The Company recognizes revenue when the significant risks and rewards of ownership have been transferred to the customer pursuant to applicable laws and regulations, including factors such as when there has  been evidence of a sales arrangement, the performance has occurred, or service have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured.

Valuation of Investments.

As required by the Securities and Exchange Commission’s Accounting Series Release (“ASR”) 118, the investment committee of the Company is required to assign a fair value to all investments. To comply with Section 2(a)(41) of the 1940 Act and Rule 2a-4 thereunder, it is incumbent upon the board of directors to satisfy themselves that all appropriate factors relevant to the value of securities for which market quotations are not readily available have been considered and to determine the method of arriving at the fair value of each such security. To the extent considered necessary, the board may appoint persons to assist them in the determination of such value, and to make the actual calculations pursuant to the board’s direction. The board must also, consistent with this responsibility, continuously review the appropriateness of the methods used in valuing each issue of security in the Company’s portfolio. The directors must recognize their responsibilities in this matter and whenever technical assistance is requested from individuals who are not directors, the findings of such intervals must be carefully reviewed by the directors in order to satisfy themselves that the resulting valuations are fair.

Item 3: Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2007. In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Furthermore, management considered certain matters deemed by the Company’s independent auditors to constitute a material weakness in the Company’s internal control over financial reporting described below. Based upon the required evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31 2007, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following securities were issued by Independent Film Development Corp. within the past three years and were not registered under the Securities Act.

On September 24, 2007, 5,000,000 shares of common stock were issued to Kenneth Eade, pursuant to Section 4(2) of the Securities Act of 1933.

On November 29, 2007, 1,000,000 shares of common stock were issued to officer and director Kenneth Eade, in exchange for preferred stock of Imperia Entertainment, Inc., pursuant to Section 4(2) of the Securities Act of 1933.

On November 29, 2007, 1,000,000 shares of common stock were issued to officer George Ivakhnik, in exchange for preferred stock of Imperia Entertainment, Inc., pursuant to Section 4(2) of the Securities Act of 1933.

On November 29, 2007, 200,000 shares of common stock were issued to Gregory Allen Webb, in exchange for preferred stock in Imperia Entertainment, Inc.

In February 2008, 1,000,000 shares of common stock were issued to Jeff Ritchie, in exchange for portfolio acquisition opportunities, pursuant to Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENT FILM DEVELOPMENT CORPORATION

By:	/s/ Jeff Ritchie
Jeff Ritchie
Chief Executive Officer, Chairman, Director

Date: March 19, 2008