Form 10QSB
period 2008-03-31
Independent Film Development CORP
filed 2008-05-21
CIK 1425883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

___	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                to

INDEPENDENT FILM DEVELOPMENT CORPORATION

(Name of small business issuer specified in its charter)

Nevada	56-2676759
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

190 N. Canon Drive Suite 420
Beverly Hills, CA	90210
(Address of principal executive offices)	Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐     No   ☒

Indicate by check mark whether the registrant is a large accelerated filer, anon –accelerated filer, or a smaller reporting company.   See definitions of large accelerated filer, accelerated filer and smaller reporting company in Section 12b-2 of the Exchange Act.

Large accelerated filer  ___                                                     Accelerated filer                   ___

Non-accelerated filer   ___                                                    Smaller reporting company    X

As of March 31, 2008, the issuer had  ________ shares of common stock outstanding and 110,000 shares of preferred stock outstanding.

Transitional Small Business Disclosure Format:     Yes   ☐     No   ☒

INDEPENDENT FILM DEVELOPMENT CORPORATION

Quarterly Report on Form 10-QSB

Quarterly Period Ended March 31, 2008

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“Commission”). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company’s Report on form 10, as amended, previously filed with the Commission on April 23, 2008.

Independent Film Development Corporation (a Development Stage Company) Balance Sheet (Unaudited)
March 31, 2008
ASSETS

Current Assets

Cash in bank	$ --
Films in development	100
Securities Imperia Entertainment	4,003,253
Securities Signature Entertainment	50,000

Total Current Assets	4,053,353

TOTAL ASSETS	4,053,353

LIABILITIES AND STOCKHOLDERS EQUITY

Liabilities
Loans payable to interested party	--

Bank overdraft	1,598

Total Liabilities	1,598

Stockholders’ Equity

Common stocks , $.0001 par value
Authorized shares; 500,000,000
Issued and outstanding shares;
and 8,400,000 at
March 31, 2008	840
Preferred Stock, .0001 par value	--
Paid in capital	4,053,013

Retained earnings (deficit)	(2,098)

Total Stockholders' Equity	4,051,755

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$ 4,053,353

See accompanying notes to financial statements

Independent Film Development Corporation (A Development Stage Company) Statement of Cash Flows (Unaudited)

	Six months ended March 31, 2008	For the period September 14, 2007 (inception) through March 31, 2008

Income	$ --	$ --

Total Income	--	--

Operating Expenses
General and Administrative	2098	2098

Total Expenses	2098	2098

Net loss	$ (2098)	$ (2098)

See accompanying notes to financial statements

Independent Film Development Corporation (A Development Stage Company) Statement of Cash Flows (Unaudited)

	Six months ended March 31, 2008	For the period September 14, 2007 (inception) through March 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES

Cash from operating activities Net loss	$ (2,098)	$ (2,098)

Total cash used in operating activities	(2,098)	(2,098)

CASH FLOWS FROM FINANCING ACTIVITIES Bank overdraft	1,598	1,598

Total cash from financing activities	1,598	1,598

CASH FLOWS FROM INVESTING ACTIVITIES

Cash from investing activities
Proceeds from sale of common stock		500

Advances from related parties, net	--	--

Total cash from investing activities	--	500

INCREASE (DECREASE) IN CASH	(500)	--

BEGINNING CASH	500	--

ENDING CASH	$ --	$ --

Supplemental disclosure of cash flow information:

Interest paid	$ --	$ --

Income tax paid	--	--

Other non-cash investing activities:

Common stock issued to acquire Imperia Entertainment, Inc. and Signature Entertainment
and film in development	$ 4,053,353	$4,053,353

See accompanying notes to financial statements

Independent Film Development Corporation (a Development Stage Company) Statement of Stockholder's Equity (Unaudited)
				Deficit
	Number of	Common		Accumulated
	Shares	Stock at	Paid in	During
	Outstanding	Par Value	Capital	Development	Total

Beginning balance	--	$ --	$ --	$ --	$ --

Stocks issued for cash	5,000,000	500			500

Balance Sept 30, 2007	5,000,000	500			500

Stocks issued for
Imperia Entertaniment
and Signature Ent.	2,400,000	240		4,053,013	4,053,253

Stocks issued for
Films in development	1,000,000	100			100

Loss six months ended
March 31, 2008				(2,098)	(2,098)

Balance March 31, 2008	8,400,000	$ 840	$4,053,013	$(2,098)	$4,051,755

See accompanying notes to financial statements

Independent Film Development Corporation

(a Development Stage Company)

Notes to Financial Statements

March 31, 2008

NOTE 1: HISTORY OF OPERATIONS

Business Activity.

Independent Film Development Corporation was incorporated on September 14, 2007 in the State of Nevada.  The Company has filed an election to operate as a Business Development Company (“BDC”) under Section 54(a) of the Investment Company Act of 1940 (“1940 Act”).  The Company is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not generated any significant revenue during the period September 14, 2007 (inception) thorough March 31, 2008 and has funded its operations primarily through the issuance of equity. This matter raises substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Basis of Presentation-

The Company has filed an election to become a Business Development Company (“BDC”).

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

Advertising Costs

Advertising costs are expensed as incurred. There were no advertising expenses for the period September 14, 2007 (inception) through March 31, 2008.

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

Basic and Diluted Income/(Loss) Per Share:

In accordance with SFAS No. 128, "Earnings Per Share," the basic income/(loss) per common share is computed by dividing net income/(loss) available to common stockholders by the  weighted average number of common shares outstanding. Diluted income per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2008, the Company does not have any equity or debt instruments outstanding that can be converted into common stock.

Segment Reporting

Based on the Company's integration and management strategies, the Company operates in a single business segment. For the period September 14, 2007 (inception) through March 31, 2008, the Company had no revenue.

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

NOTE 4: RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157 "Fair Value Measurements" ("SFAS No. 157"). The Company is currently assessing the impact that SFAS No. 159 will have on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51.  This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.”  This statement replaces FASB Statement No. 141, “Business Combinations.” This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delays the effective date of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”) for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. We are currently evaluating the impact of adopting FSP FAS 157-2 for non-financial assets and non-financial liabilities on our financial position, cash flows, and results of operations.  We have considered all other recently issued accounting pronouncements and do not believe the adoption of such pronouncements will have a material impact on our consolidated financial statements.

NOTE 5: RELATED PARTY TRANSACTIONS

On September 24, 2007, 5,000,000 shares of common stock were issued to Secretary and Driector Kenneth Eade, pursuant to Section 4(2) of the Securities Act of 1933, in exchange for $500 cash.

NOTE 6:  HOLDING COMPANY ACQUISITIONS

On November 29, 2007 the Company entered into an exchange agreement with Imperia Entertainment, Inc. and certain stockholders of Imperia Entertainment, Inc.   Under the terms of the exchange the Company issued to the Imperia Entertainment, Inc. shareholders, 2,200,000 shares of common stock.  In exchange Imperia issued to the Company 220,000 shares of convertible preferred shares, each convertible into 100,000 shares of  Imperia’s common stock.  Of the 2,200,000 shares issued, 1,000,000 were issued to Kenneth Eade, the Company’s Secretary and a Director and 1,000,000 to George Ivakhnik, the Company’s Vice-President and a Director .  The acquisition was valued at the fair market value of the stock acquired.

On January 8, 2008, the Company formed Signature Entertainment, LLC, a limited liability company, and capitalized it with 200,000 shares of company common stock.

Item 2:  Management’s Discussion and Analysis or Plan of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this filing as well as with Management’s Discussion and Analysis or Plan of Operation contained in the Company’s Report on Form 10 for the period ended December 31, 2007, as amended, filed with the Securities and Exchange Commission on April 23, 2008.

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

Plan of Operations

The Company has filed a Form N-54A, to be regulated as a business development company ("BDC") under the Investment Company Act of 1940 ("1940 Act").  The Company intends to invest in companies with historically profitable results, strong balance sheets, high profit margins, and solid management teams in place.  The Company will seek to leverage the combined talents of an experienced management team to invest in those types of companies and to enhance shareholder value.

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

•

Securities purchased in transactions not involving any public offering, the Company of which is an  eligible portfolio company;

•

Securities received in exchange for or distributed with respect to securities described in the bullet above or pursuant to the exercise of options, warrants or rights relating to such securities; and

•

Cash, cash items, government securities or high quality debt securities (within the meaning of the 1940 Act), maturing in one year or less from the time of investment.

An eligible portfolio company is generally a domestic company that is not an investment company (other than a small business investment company wholly owned by a business development company); and

•

Does not have a class of securities registered on an exchange or a class of securities with respect to which a broker may extend margin credit; or

•

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

Critical Accounting Estimates and Policies

The discussion and analysis of our financial condition and plan of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including, among others, those affecting revenue, the allowance for doubtful accounts, the salability of inventory and the useful lives of tangible and intangible assets. The discussion below is intended as a brief discussion of some of the judgments and uncertainties that can impact the application of these policies and the specific dollar amounts reported on our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, or if management made different judgments or utilized different estimates. Many of our estimates or judgments are based on anticipated future events or performance, and as such are forward-looking in nature, and are subject to many risks and uncertainties, including those discussed below and elsewhere in this Registration Statement. We do not undertake any obligation to update or revise this discussion to reflect any future events or circumstances.

We have identified below some of our accounting policies that we consider critical to our business operations and the understanding of our results of operations. This is not a complete list of all of our accounting policies, and there may be other accounting policies that are significant to us. For a detailed discussion on the application of these and our other accounting policies, see note 1 to the financial statements for the year ended December 31, 2007 and note 1 to the financial statements included in this Form 10.

Basis of Presentation-

The Company has filed an election to become a Business Development Company (“BDC”).

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

Stock Based Compensation.

The Company is a Business Development Company which is not allowed to issue stock as compensation.

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

Advertising Costs

Advertising costs are expensed as incurred. There were no advertising expenses for the period September 14, 2007 (inception) through March 31, 2008.

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

Basic and Diluted Income/(Loss) Per Share:

In accordance with SFAS No. 128, "Earnings Per Share," the basic income/(loss) per common share is computed by dividing net income/(loss) available to common stockholders by the  weighted average number of common shares outstanding. Diluted income per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2008, the Company does not have any equity or debt instruments outstanding that can be converted into common stock.

Segment Reporting

Based on the Company's integration and management strategies, the Company operates in a single business segment. For the period September 14, 2007 (inception) through March 31, 2008, the Company had no revenue.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s business activities contain elements of risk. The Company considers a principal type of market risk to be a valuation risk. All assets are valued at fair value as determined in good faith by or under the direction of the Board of Directors (which is based, in part, on quoted market prices). Market prices of common equity securities in general, are subject to fluctuations which could cause the amount to be realized upon sale to differ significantly from the current reported value. The fluctuations may result from perceived changes in the underlying economic characteristics of the Company’s portfolio companies, the relative prices of alternative investments, general market conditions and supply and demand imbalances for a particular security.  Neither the Company’s investments nor an investment in the Company is intended to constitute a balanced investment program. The Company will be subject to exposure in the public—market pricing and the risks inherent therein.

Portfolio Companies consist of the following at March 31, 2008 :

			Number of
		% of	Shares Held			Value at	Unrealized
	Business	Portfolio	at March 31, 2008		Cost	March 31, 2008	Gain / (Loss)
							(Restated)
Affiliated Securities(1)
Imperia Entertainment, Inc. (3)	Film production	50%	200,000	(2)	$50,000	$4,000,000	$3,500,000

Signature Entertainment, LLC	Film distribution	50%	0	(3)	5,000	50,000	45,000

Total Securities		100%			$55,000	$4,050,000	$3,045,000

(1)    Each portfolio company in which the Company owns 5% or more of the outstanding voting securities is deemed an

      "affiliated company".

(2)   Restricted shares - illiquid securities; total illiquid securities of $50,000 make up 100% of total net assets as of March 31, 2008

(3)   Private company - valued by the Board of Directors

Item 4: Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer/Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2008. In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Furthermore, management considered certain matters deemed by the Company’s independent auditors to constitute a material weakness in the Company’s internal control over financial reporting described below. Based upon the required evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2008, due to the material weakness in internal control over financial reporting described in the Company’s Form 10 for the period ended December 31, 2007 filed with the Securities and Exchange Commission on April 23, 2008, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Item 4T: Controls and Procedures

This item is not applicable because the registrant is not required to file for a fiscal year ending on or after December 31, 2007 but before December 15, 2008.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, the Company is, and in the future may be, subject to various disputes, claims, lawsuits, and administrative proceedings arising in the ordinary course of business with respect to commercial, employment and other matters, which could involve substantial amounts of damages. In the opinion of management, any liability related to any such known proceedings would have a material adverse effect on the business or financial condition of the Company.  Additionally, from time to time, we may pursue litigation against third parties to enforce or protect our rights under our contracts, trademarks, trade secrets and our intellectual property rights generally.  At the present time, the Company is not the subject of any lawsuits or claims.

Item 1A Risk Factors

We are subject to various risks which may materially harm our business, financial condition and results of operations. You should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase our common stock. If any of these risks or uncertainties actually occur, our business, financial condition or operating results could be materially harmed. In that case, the trading price of our common stock could decline and you could lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS

We Will Need to Raise  Capital to Finance Operations

Our operations have relied almost entirely on external financing to fund our operations. Such financing has historically come from a combination of borrowings and from the sale of common stock to third parties. We will need to raise additional capital to fund our anticipated operating expenses and future expansion. Among other things, external financing will be required to cover our operating costs. We cannot assure you that financing whether from external sources or related parties will be available if needed or on favorable terms. The sale of our common stock to raise capital may cause dilution to our existing shareholders. Our inability to obtain adequate financing will result in the need to curtail business operations. Any of these events would be materially harmful to our business and may result in a lower stock price.

There is Substantial Doubt About Our Ability to Continue as a Going Concern, which Means that We May Not Be Able to Continue Operations Unless We Obtain Additional Funding

The report of our independent accountants on our December 31, 2007 financial statements included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages. Our ability to continue as a going concern will be determined by our ability to obtain additional funding. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our Common Stock May Be Affected By Limited Trading Volume and May Fluctuate Significantly

Prior to this offering, there has been no market for our common stock and there can be no assurance that an active trading market for our common stock will develop. As a result, this could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. Substantial fluctuations in our stock price could significantly reduce the price of our stock.

We Could Fail to Retain or Attract Key Personnel

Our future success depends, in significant part, on the continued services of Kenneth Eade. We cannot assure you that we would be able to find an appropriate replacement for key personnel. Any loss or interruption of our key personnel's services could adversely affect our ability to develop our business plan. We do not presently maintain key-man life insurance policies on any of our management.

Nevada Law and Our Charter May Inhibit a Takeover of Our Company That Stockholders May Consider Favorable

Provisions of Nevada law, such as its business combination statute, may have the effect of delaying, deferring or preventing a change in control of our company. As a result, these provisions could limit the price some investors might be willing to pay in the future for shares of our common stock.

Our Officers and Directors Have the Ability to Exercise Significant Influence Over Matters Submitted for Stockholder Approval and Their Interests May Differ From Other Stockholders

Our executive officers and directors, whether acting alone or together, may have significant influence in determining the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, acquisitions, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of these executive officers and directors may differ from the interests of the other stockholders.

RISKS RELATED TO OUR OPERATION AS A BUSINESSDEVELOPMENT COMPANY

We May Change Our Investment Policies Without Further Shareholder Approval.

Although we are limited by the Investment Company Act of 1940 with respect to the percentage of our assets that must be invested in qualified investment companies, we are not limited with respect to the minimum standard that any investment must satisfy, nor the industries in which those investments must operate. We may make investments without shareholder approval and such investments may deviate significantly from our historic operations. Any change in our investment policy or selection of investments could adversely affect our stock price, liquidity, and the ability of our shareholders to sell their stock.

Our Investments May Not Generate Sufficient Income to Cover Our Operations

We intend to make investments into qualified companies that will provide the greatest overall return on our investment. However, certain of those investments may fail, in which case we will not receive any return on our investment. In addition, our investments may not generate income, either in the immediate future, or at all. As a result, we may have to sell additional stock, or borrow money, to cover our operating expenses. The effect of such actions could cause our stock price to decline or, if we are not successful in raising additional capital, we could cease to continue as a going concern.

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

On November 29, 2007, 200,000 shares of common stock were issued to Gregory Allen Webb, in exchange for preferred stock in Imperia Entertainment, Inc., pursuant to Section 4(2) of the Securities Act of 1933.

On March 18, 2008, 1,000,000 shares of common stock were issued to officer and director Jeff Ritchie in exchange for films in development granted to Imperia Entertainment, Inc., pursuant to Section 4(2) of the Securities Act of 1933.

On January 8, 2008, 200,000 shares were issued to Signature Entertainment, LLC in connection with the formation and capitalization of Signature Entertainment.

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

Reports on Form 8-K:

Reports on Form 8-K are as follows:

Item 8.01 Report filed on May 13, 2008, proposed advertisement for Regulation 1E offering

Item 5.02 report filed April 23, 2008, independent director additions to the board of directors

Item 8.01 report filed April 21, 2008, code of ethics

Item 5.02 report filed March 21, 2008, additions to board of directors

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 19, 2008	INDEPENDENT FILM DEVELOPMENT CORPORATION

	By:	/s/ Jeff Ritchie
Jeff Ritchie
Chief Executive Officer
and Director