Form 10-Q/A
period 2007-12-31
Independent Film Development CORP
filed 2008-07-02
CIK 1425883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2007

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

As of November 9, the issuer had 7,400,000  shares of common stock outstanding and -0- shares of preferred stock outstanding.

Transitional Small Business Disclosure Format:     Yes   ☐     No   ☒

INDEPENDENT FILM DEVELOPMENT CORPORATION

Quarterly Report on Form 10-Q

Quarterly Period Ended December 31, 2007

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

Basis of Presentation

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

On January 1, 2008, the Company advanced the costs to form Signature Entertainment, LLC, a limited liability company with a plan of operations to engage in film distribution.  Signature Entertainment has not yet been capitalized.  When in formation, Signature issued a Confidential Private Placement Memorandum to capitalize itself, but abandoned the offering and anticipates that it will enter into an operating agreement with its incoming management, which will involve the exchange of membership interests for distribution leads.  As of the present time, Signature has issued no membership interests and the Company is the only member of the LLC.

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

-

Securities received in exchange for or distributed with respect to securities described in the bullet above or pursuant to the exercise of options, warrants or rights relating to such securities; and

-

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

On November 29, 2007, 200,000 common shares were issued to Jeff Volpe, pursuant to section 4(2) of the Securities Act of 1933.

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

Date: June 30, 2008