Form 10-Q/A
period 2008-03-31
Independent Film Development CORP
filed 2008-07-02
CIK 1425883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

As of March 31, 2008, the issuer had  8,400,000 shares of common stock outstanding and 0 shares of preferred stock outstanding.

Transitional Small Business Disclosure Format:     Yes   ☐     No   ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“Commission”). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company’s Report on form 10, as amended, previously filed with the Commission.

Independent Film Development Corporation (a Development Stage Company) Balance Sheet (Unaudited) (Restated)

March 31, 2008
ASSETS

Current Assets

Cash in bank	$ --

Securities Mainline Films	200,000
Securities Imperia Entertainment	4,003,253
Securities Signature Entertainment	50,000

Total Current Assets	4,253,253

TOTAL ASSETS	4,253,253

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
Bank overdraft	1,598

Total Current Liabilities	1,598

Deferred income taxes	1,344,106

Total Liabilities	1,345,704

Stockholders’ Equity

Common stocks , $.0001 par value
Authorized shares; 500,000,000
Issued and outstanding shares;
and 8,400,000 at March 31, 2008	840

Preferred Stock, .0001 par value	--
Paid in capital	299,660
Retained earnings (deficit)	(2,098)

Net unrealized appreciation on investments, net of income tax of $1,344,106	2,609,147

Total Stockholders' Equity	2,907,549

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,253,253

See accompanying notes to financial statements

Independent Film Development corporation (a Development Stage Company) Statement of Operations (Unaudited)
		For the Period
		September 14, 2007
	Six months ended	(inception) through
	March 31, 2008	March 31, 2008
	(Restated)	(Restated)

Income	$ --	$ --

Total Income	--	--

Operating Expenses	2,098	2,098
General and Administrative

Total Expenses	2,098	2,098

Net loss before investment
Gain and income taxes provision	(2,098)	(2,098)

Net unrealized investment gain, net of
Estimated income tax of $1,344,106	2,609, 147	2,609, 147

Net income	2,607,049	2,607,049

See accompanying notes to financial statements

Independent Film Develiopment corporation (a Development Stage Company) Statement of Operations (Unaudited)

		For the period
		September 14, 2007
	Six months ended	(inception) through
	March 31, 2008	March 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES

Cash from operating activities
Net income	$2,607,049	$2,607,049

Adjustments to reconcile net income to net cash
Provided in operating activities:

Net unrealized investment gain, net of
Estimated income taxes	2,609,147	2,609,147

Total cash used in operating activities	(2,098)	(2,098)

CASH FLOWS FROM FINANCING ACTIVITIES	1,598	1,598

Cash from investing activities
Proceeds from sale of common stock		500
Activities from related parties, net	--	--

Total cash from investing activities	--	500

INCREASE (DECREASE) IN CASH	(500)	--
BEGINNING CASH	500	--

ENDING CASH	$ --	$ --

Supplemental disclosure of cash flow information:

Interest paid	$ --	$ --

Income tax paid	--	--

Other non-cash investing activities:
Common stock issued to acquire Imperia Entertainment, Inc. and Signature Entertainment
and Mainline films.	$ 300,000	$ 300,000

See accompanying notes to financial statements

				Deficit
	Number of	Common		Accumulated	Net unrealized
	Shares	Stock at	Paid in	During	Appreciation on
	Outstanding	Par Value	Capital	Development	Investments	Total

Beginning balance	--	$ --	$ --	$ --	$ --	$ --

Stocks issued for cash	5,000,000	500				500
						500
Balance Sept. 30, 2007	5,000,000	500

Stocks issued for
Imperia Entertainment
And Signature Ent.	2,400,000	240	99,760	--	--	100,000

Stocks issued for
Mainline Films, Inc.	1,000,000	100	199,900	--	--	200,000

Loss six months ended
March 31, 2008	--	--	--	(2,098)		(2,098)

Unrealized appreciation
On investments, net
of income taxes
of $1,344,106	--	--	--	--	2,609,147	2,609,147

Balance March 31, 2008	8,400,000	$ 840	$ 299,660	$ (2,098)	$ 2,609,147	$ 2,907,549

See accompanying notes to financial statements

Independent Film Development Corporation

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

Valuation of Investments.

The Company classifies its investments in accordance with the requirements of the 1940 Act.  Under the 1940 Act, “Control Investments” are defined as investments in companies in which MCG owns more than 25% of the voting securities or maintains greater than 50% of the board representation.  Under the 1940 Act, “Affiliate Investments” are defined as those non-control investments in companies in which MCG owns between 5% and 25% of the voting securities.  Under the 1940 Act, “Non-affiliate Investments” are defined as investments that are neither Control Investments nor Affiliate Investments.

All investments are carried at fair value with any adjustments recorded in the statement of operations as investment gains (losses) – unrealized.  The Company determines the value of each investment in its portfolio on a quarterly basis.  Value, as defined in Section 2(a)(41) of the Investment Company Act of 1940, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is determined in good faith by the board of directors.  Since there is typically no readily available market for the investments in the Company’s portfolio, the Company values substantially all of its investments at fair value as determined in good faith by the board of directors pursuant to a valuation policy and a consistent valuation process.  At March 31, 2008, 100% of the Company’s total assets represented investments all of which are valued at fair value.  Because of the inherent uncertainity of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments determined in good faith by the board of directors may differ significantly from the values that would have been used has a ready market existed for the investments, and the differences could be material.

There is no single standard for determining fair value in good faith.  As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment.  The Company must determine the fair value of each individual investment on a quarterly basis and record changes in fair value as unrealized appreciation or depreciation on investments in its statement of operations.

Because of the type of investments that the Company makes and the nature of its business, the Company’s valuation process requires an analysis of various factors.  The Company’s fair value methodology includes the examination of, among other things, the underlying investment performance, financial condition and market changing events that impact valuation.

Securities that are traded in the over-the-counter market or on a stock exchange generally will be valued at the average of the prevailing bid and ask price on the date of the relevant period end.  However, restricted or thinly traded public securities may be valued at discounts from the public market value due to the restrictions on sale.   It is incumbent upon the board of directors to satisfy themselves that all appropriate factors relevant to the value of securities for which market quotations are not readily available have been considered and to determine the method of arriving at the fair value of each such security. To the extent considered necessary, the board may appoint persons to assist them in the determination of such value, and to make the actual calculations pursuant to the board’s direction. The board must also, consistent with this responsibility, continuously review the appropriateness of the methods used in valuing each issue of security in the Company’s portfolio. The directors must recognize their responsibilities in this matter and whenever technical assistance is requested from individuals who are not directors, the findings of such intervals must be carefully reviewed by the directors in order to satisfy themselves that the resulting valuations are fair.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the cost basis of the investment without regard to unrealized appreciation or depreciation previously recognized, and include investments charged off during the year, net of recoveries.  Net change in unrealized appreciation or depreciation primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

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

PORFOLIO COMPANY ACQUISITIONS

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

On March 18, 2008, the company acquired 50% of Mainline Films, LLC, in exchange for 1,000,000 shares of common stock issued to CEO and director Jeff Ritchie.

NOTE 7 – RESTATEMENTS

The financial statements as of March 31, 2008 and for the six month period then ended have been restated to properly record the net unrealized appreciation on investments, net of applicable income taxes and to record the fair value of investments acquired during the three month period ended March 31, 2008.

Balance Sheet	Original	Adjustment		As restated

Investments	$4,053,353	$199,990	(A)	$4,253,253
Total assets	$4,053,353	199,990		4,253,253

Current liabilities	1,598			1,598
Deferred income taxes	--	1,344,106	(B)	1,344,106
Total liabilities	1,598	1,344,106		1,345,704

Common stock	840			840
Paid in capital	4,053,013	(3,753,353)	(B)	299,660
Retained earnings (deficit)	(2,098)	--		(2,098)
Net unrealized appreciation
On investments, net of
Income tax of $1,344,106	--	2,609,147	(B)	2,609,147
Total stockholders’ equity	4,051,755	(1,144,206)		2,907,549
Total liabilities and
stockholders’ equity	4 4,053,353	199,990		$ 4,253,253

Statement of Operations

Total expenses	$ 2,098	$ --		$ 2,098
Net loss before investment gain
And income taxes tax	(2,098)	--		(2,098)

Net unrealized investment gain,
Net of estimated tax	--	2,609,147	(B)	2,609,147

Net income (loss)	$ (2,098)	$ 2,609, 147		$ 2,609, 049

Net unrealized investment gain,
Net of estimated income taxes	--	(2,609,147)		(2,609,147)

Total cash used in operating activities	(2,098)	--		(2,098)

Bank overdraft	1,598	--		1,598

Proceeds from sale of stock	500	--		1,598

Ending cash	--	--		--

Common stock issued to
Acquire investments	4,053,353	(3,753,353)		300,000

(A) To correct the fair value of investment acquired during the three months ended March 31, 2008
(B) To record the net unrealized investment gain net of estimated income taxes for the three months ended March 31, 2008

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

The Company has no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations,  liquidity, capital expenditures or capital resources that is material to investors.

28

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

38

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

On November 29, 2007, 200,000 shares of common stock were issued to Jeff Volpe, in exchange for preferred stock in Imperia Entertainment, Inc.

On March 18, 2008, 1,000,000 shares of common stock were issued to officer and director Jeff Ritchie in exchange for a 50% interest in Mainline Films, LLC, a private company with three films in development, pursuant to Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

40

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

Item 8.01 Report filed on May 13, 2008, proposed advertisement for Regulation 1E offering

Item 5.02 report filed April 23, 2008, independent director additions to the board of directors

Item 8.01 report filed April 21, 2008, code of ethics

Item 5.02 report filed March 21, 2008, additions to board of directors

Item 8.01 report filed on April 21, 2008, Code of Ethics

Item 5.02 report filed April 23, 2008, appointment of directors

Item 9.01 report filed May 13, 2008, Regulation E offering advertisement

Item 3.02 report filed June 26, 2008, sales of unregistered securities

Item 4.02 report filed June 26, 2008, non reliance on previous filed financial statements

41

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 30, 2008

/s/  Jeff Ritchie

     Jeff Ritchie

     Chief Executive Officer and Director