Form 10QSB/A
period 2008-03-31
Independent Film Development CORP
filed 2008-07-28
CIK 1425883

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

Independent Film Development Corporation (a Development Stage Company) Balance Sheet (Unaudited)
March 31, 2008
ASSETS

Current Assets

Cash in bank	$ --

Securities Mainline Films (50% membership interests)	200,000
Securities Imperia Entertainment (200,000,000 common shares)	4,003,253
Securities Signature Entertainment (100% membership interests)	50,000

Total Current Assets	4,253,253

TOTAL ASSETS	4,253,253

LIABILITIES

Current Liabilities
Bank overdraft	1,598

Total Current Liabilities	1,598

Deferred income taxes	1,344,106

TOTAL LIABILITIES	1,345,704

NET ASSETS (LIABILITIES)

Common stocks , $.0001 par value
Authorized shares; 500,000,000
Issued and outstanding shares;
and 8,400,000 at March 31, 2008	840

Preferred Stock, .0001 par value	--
Paid in capital	299,660
Retained earnings (deficit)	(2,098)

Net unrealized gain on investments, net of income tax of $1,344,106	2,609,147

TOTAL NET ASSETS (LIABILITIES)	2,907,549

TOTAL LIABILITIES AND NET ASSETS (LIABILITIES)	$4,253,253
NET ASSET VALUE PER COMMON SHARE	$0.346

See accompanying notes to financial statements

Independent Film Development Corporation (a Development Stage Company) Schedule of Investments (Unaudited) at March 31, 2008

Name of Issuer	Type of Investment	Industry	Balance held at close of period	Cost	Fair Value at close of Period		Percentage of Total Net Assets

Imperia Entertainment, Inc.	Common stocks (1)	Film production	200,000,000	$ 50,000	$4,003,253	(3)	94%
Signature Entertainment, LLC	LLC memberships(2)	Film distribution	100% of memberships	$50,000(4)	$50,000 (4)		1.2%
Mainline Films, LLC	LLC memberships(2)	Film development	50% of memberships	$200,000	$200,000		4.8%

				$300,000	$4,253,253		100%

(1)

Restricted securities, Pink Sheets: IMPN, non income producing, acquired November 29, 2007 as convertible preferred stock.  Increase in value is attributed to a 2000-1 reverse split effected January 31, 2008 which did not affect the convertible preferred stock, and the subsequent conversion of  the preferred stock to 200 million shares of common stock.

(2)

Non income producing membership interests in limited liability portfolio companies.

(3)

Aggregate gross unrealized appreciation as of period end is $3,953,253 and a net unrealized appreciation of $2,609,147, net of income tax of $1,344,106.

(4)

Signature Entertainment was in formation at the time of acquisition in January 2008.  The acquisition agreement was modified in March 2008, whereby the company agreed to contribute its LLC organizational costs of $2,026 and to undertake debt financing to fund Signature’s first three years operating costs.

See Accompanying Notes to Financial Statements

Independent Film Development corporation (a Development Stage Company) Statement of Operations (Unaudited)

	Six months ended March 31, 2008	For the Period September 14, 2007 (Inception) through March 31, 2008

INVESTMENT INCOME	$ --	$ --

Total Income	--	--

EXPENSES	2,098	2,098
General and Administrative

Total Expenses	2,098	2,098
	(2,098)	(2,098)
NET INVESTMENT GAIN (LOSS)

NET UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net unrealized gain on investments, net of
Estimated income tax of $1,344,106	2,609, 147	2,609, 147

Net increase in assets resulting from operations	2,607,049	2,607,049
Increase in net assets per common share	$0.31	$0.31

See accompanying notes to financial statements

Independent Film Development corporation (a Development Stage Company) Statement of Changes in Net Assets (Liabilities) (Unaudited)

	Six months ended	Year Ended
	March 31, 2008	September 30, 2007

INCREASE IN NET ASSETS FROM OPERATIONS
Net Operations Loss	$ (2,098)	$ --
Unrealized gain on investments	2,609,147	--

NET INCREASE (DECREASE) IN NET ASSETS
RESULTING FROM OPERATIONS	2,607,049	--

CAPITAL STOCK TRANSACTIONS:

Common stock exchanged for portfolio securities	300,000	--
NET INCREASE IN NET ASSETS FROM CAPITAL STOCK TRANSACTIONS	300,000

TOTAL INCREASE IN NET ASSETS	2,907,049	0

NET ASSETS/(LIABILITIES) BEGINNING OF PERIOD	500	500

NET ASSETS/(LIABILITIES) END OF PERIOD	2,907,549	500

See accompanying notes to financial statements

Independent Film Development corporation (a Development Stage Company) Statement of Cash Flows (Unaudited)

		For the period
		September 14, 2007
	Six months ended	(inception) through
	March 31, 2008	March 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES

Increase in net assets resulting from operations	$ 2,607,049	$ 2,607,049

Adjustments to reconcile net income to net cash
Provided in operating activities:

Net unrealized investment gain, net of
Estimated income taxes	2,609,147	2,609,147

Net cash used in operating and investing activities	(2,098)	(2,098)

CASH FLOWS FROM FINANCING ACTIVITIES

Net proceeds from issuance of common stock	--	500
Bank overdraft	1,598	1,598
Total cash from financing activities	2,098	2,098

INCREASE (DECREASE) IN CASH	(500)	--
BEGINNING CASH	500	--

ENDING CASH	$ --	$ --

Supplemental disclosure of cash flow information:

Interest paid	$ --	$ --

Income tax paid	--	--

Other non-cash investing activities:
Common stock issued for investments in portfolio companies	$ 300,000	$ 300,000

See accompanying notes to financial statements

Independent Film Development Corporation (a Development Stage Company) Statement of Stockholder's Equity (Unaudited)
				Deficit	Net unrealized
	Number of	Common		Accumulated	Appreciation
	Shares	Stock at	Paid in	During	On
	Outstanding	Par Value	Capital	Development	Investments	Total

Beginning balance	--	$ --	$ --	$ --	$ --	$ --

Stocks issued for cash	5,000,000	500				500

Balance Sept. 30, 2007	5,000,000	500				500

Stocks issued for Imperia Entertainment	2,400,000	240	49,760	--	--	100,000

Stocks issued for
Mainline Films, Signature Entertainment	1,000,000	100	249,900	--	--	200,000

Loss six months ended
March 31, 2008	--	--	--	(2,098)		(2,098)

Unrealized appreciation
On investments, net
of income taxes
of $1,344,106	--	--	--	--	2,609,147	2,609,147

Balance March 31, 2008	8,400,000	$ 840	$299,660	$ (2,098)	$ 2,609,147	$2,907,549

See accompanying notes to financial statements

NOTE 1: HISTORY OF OPERATIONS

Business Activity.

Independent Film Development Corporation was incorporated on September 14, 2007 in the State of Nevada.  The Company intends to file an election n to operate as a Business Development Company (“BDC”) under Section 54(a) of the Investment Company Act of 1940 (“1940 Act”).

The Company is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not generated any significant revenue during the period September 14, 2007 (inception) thorough March 31, 2008 and has funded its operations primarily through the issuance of equity. This matter raises substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts a staff nd classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Accordingly, the Company’s ability to accomplish its business strategy and to ultimately achieve profitable operations is dependent upon its ability to obtain additional debt or equity financing. Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

Management intends to raise financing through private equity financing or other means and interests that it deems necessary.  The Company, as described above, is in the business of investing in operations of other companies. There can be no assurance that the Company will be successful in its endeavor.

Basis of Presentation

The Company has elected to become a Business Development Company (“BDC”). Under the rules governing a BDC, the Company does not consolidate the results of its portfolio companies but assigns a fair market value as determined by the board of directors to these operations. The results of the portfolio companies are not included in the statements of the Company and are carried only as an investment on the balance sheet of the Company.

Cash Equivalents

Cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

Stock Based Compensation.

The Company has filed an election to become a Business Development Company which is not allowed to issue stock as compensation.

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

Valuation of Investments.

The Company will determine the value of each investment in our portfolio on a quarterly basis, and changes in value result in unrealized gains or losses being recognized.  Fair value is defined in Section 2(a)(41) of the 1940 Act as (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors.  We have adopted a valuation policy consistent with the definition of fair value, and apply that policy for consistent evaluation of faire value of our investments.  Because of the inherent uncertainty of determining the fair value of investments that do not have a readily ascertainable market value, the fair value of our investments determined in good faith by the board of directors may differ  significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.  There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make.

The Company's investment in Portfolio Companies will be carried at cost (which approximates fair value) as this investment represents a continuation of the Company's former business prior to its election as a BDC, and is under common control at date of transfer.  Unrealized gains and losses resulting from the change in valuation of investments are reflected in the Company’s Statement of Operations, as adjusted by estimated deferred tax liabilities.

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

As a business development company, the Company will invest in liquid and illiquid securities, including debt and equity securities primarily of private companies.  Our investments will generally be subject to restrictions on resale and may have no established trading market. Because of the type of investments that the Company makes and will make, and the nature of its business, its valuation process requires an analysis of various factors.  Our fair value methodology includes the examination of, among other things, the underlying investment performance, financial condition, and market changing events that impact valuation.

Securities that are traded in the over-the-counter market or on a stock exchange generally will be valued at the average of the prevailing bid and ask price on the date of the relevant period end in accordance with the company’s valuation policy.  However, restricted or thinly traded public securities may be valued at discounts from the public market value due to the restrictions on sale.   It is incumbent upon the board of directors to satisfy themselves that all appropriate factors relevant to the value of securities for which market quotations are not readily available have been considered and to determine the method of arriving at the fair value of each such security. To the extent considered necessary, the board may appoint persons to assist them in the determination of such value, and to make the actual calculations pursuant to the board’s direction. The board must also, consistent with this responsibility, continuously review the appropriateness of the methods used in valuing each issue of security in the Company’s portfolio. The directors must recognize their responsibilities in this matter and whenever technical assistance is requested from individuals who are not directors, the findings of such intervals must be carefully reviewed by the directors in order to satisfy themselves that the resulting valuations are fair.

Fair Value Investments Measurement

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), for investments measured at fair value on a recurring basis. SFAS 157 accomplishes the following key objectives:

•

Defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date;

•

Establishes a three-level hierarchy (“Valuation Hierarchy”) for fair value measurements;

•

Requires consideration of the Company’s creditworthiness when valuing liabilities; and

•

Expands disclosures about instruments measured at fair value.

The Valuation Hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the Valuation Hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of the Valuation Hierarchy and the distribution of the Company’s financial assets within it are as follows:

•

Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

________________________________________

•

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

As of March 31, 2008, the Company’s investments consisted 94% of marketable over-the-counter securities classified as Level 2 assets and 6% in limited liability company interests valued by its board of directors classified as Level 3 assets.

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

NOTE 4: RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value and establishes a framework for measuring fair value. It also expands the disclosures about the use of fair value to measure assets and liabilities. SFAS 157 was effective for the Company on January 1, 2008. The adoption of SFAS No. 157 had a material impact on the Company's financial statements, as the financial statements of the Company were audited prior to the effective date.

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

NOTE 6:

PORTFOLIO COMPANY ACQUISITIONS

In the first quarter of the fiscal year the Company entered into an exchange agreement with Imperia Entertainment, Inc. and certain stockholders of Imperia Entertainment, Inc.  Under the terms of the exchange the Company issued to the Imperia Entertainment, Inc. stockholders, 2,400,000 shares of common stock. In exchange Imperia issued to the Company 220,000 shares of convertible preferred shares, each convertible into 100,000 shares of Imperia’s common stock. Of the 2,400,000 shares issued, 1,000,000 were issued to Kenneth Eade, the Company’s President and a Director and 1,000,000 to George Ivakhnik, the Company’s Vice-President and a Director .  The acquisition was valued at the fair market value of the stock acquired.

In the second quarter of its fiscal year, the Company acquired, from Jeff Ritchie, who subsequently became an officer and director of the company, an unincorporated entity to be known as Signature Entertainment, LLC, with a business plan to engage in film distribution.  While in formation, Signature Entertainment attempted to capitalize itself with a private placement, but abandoned the offering.  In March 2008, the company and Ritchie entered into a modification of the acquisition agreement, whereby the company agreed to advance the costs of organization of Signature and to use its best efforts to obtain funding for Signature’s first three years of operations, and also acquired from Ritchie 50% of the membership interests in Mainline Films, LLC, in exchange for $1,000,000 shares of common stock of the company.  The membership interests of have been valued at their fair market value.

NOTE 7 – RESTATEMENTS

The financial statements as of March 31, 2008 and for the six month period then ended have been restated to properly record the net unrealized appreciation on investments, net of applicable income taxes and to record the fair value of investments acquired during the six month period ended March 31, 2008.

Balance Sheet	Original	Adjustment		As restated

Investments	$4,053,353	$199,990	(A)	$4,253,253
Total assets	$4,053,353	199,990		4,253,253

Current liabilities	1,598			1,598
Deferred income taxes	--	1,344,106	(B)	1,344,106
Total liabilities	1,598	1,344,106		1,345,704

Common stock	840			840
Paid in capital	4,053,013	(3,753,353)	(B)	299,660
Retained earnings (deficit)	(2,098)	--		(2,098)
Net unrealized appreciation
On investments, net of
Income tax of $1,344,106	--	2,609,147	(B)	2,609,147
Total stockholders’ equity	4,051,755	(1,144,206)		2,907,549
Total liabilities and
Stockholders’ equity	4,053,353	199,990		$ 4,253,253

Statement of Operations

Total expenses	$ 2,098	$ --		$ 2,098
Net loss before investment gain
And income taxes tax	(2,098)	--		(2,098)

Net unrealized investment gain,
Net of estimated tax	--	2,609,147	(B)	2,609,147

Net income (loss)	$ (2,098)	$ 2,609, 147		$ 2,609, 049

Net unrealized investment gain,
Net of estimated income taxes	--	(2,609,147)		(2,609,147)

Total cash used in operating activities	(2,098)	--		(2,098)

Bank overdraft	1,598	--		1,598

Proceeds from sale of stock	500	--		1,598

Ending cash	--	--		--

Common stock issued to
Acquire investments	4,053,353	(3,753,353)		300,000

(A) To correct the fair value of investment acquired during the three months ended March 31, 2008.

(B) To record the net unrealized investment gain net of estimated income taxes for the three months ended March 31, 2008.

Item 2:  Management’s Discussion and Analysis or Plan of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this filing as well as with Management’s Discussion and Analysis or Plan of Operation contained in the Company’s Report on Form 10 for the period ended December 31, 2007, as amended, filed with the Securities and Exchange Commission.

Forward Looking Statements

This discussion and the accompanying financial statements (including the notes thereto) may contain “forward-looking statements” that relate to future events or our future financial performance, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward looking statements are based on the Company’s current expectations and beliefs concerning future developments and their potential effects on the Company. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include, among others, those listed under “Risk Factors” in Part II Item 1a. and those included elsewhere in this filing.  For a more detailed discussion of risks and uncertainties, see the Company’s public filings made with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update any forward-looking statements.

Plan of Operations

The Company has filed a Form N-54A, to be regulated as a business development company ("BDC") under the Investment Company Act of 1940 ("1940 Act").  The Company intends to invest in companies with strong balance sheets, high profit margins, and solid management teams in place.  The Company will seek to leverage the combined talents of an experienced management team to invest in those types of companies and to enhance shareholder value.

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

*

Securities purchased in transactions not involving any public offering, the Company of which is an  eligible portfolio company;

*

Securities received in exchange for or distributed with respect to securities described in the bullet above or pursuant to the exercise of options, warrants or rights relating to such securities; and

*

Cash, cash items, government securities or high quality debt securities (within the meaning of the 1940 Act), maturing in one year or less from the time of investment.

*

An eligible portfolio company is generally a domestic company that is not an investment company (other than a small business investment company wholly owned by a business development company); and

*

Does not have a class of securities registered on an exchange or a class of securities with respect to which a broker may extend margin credit; or

*

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

The Company has historically experienced operating losses and negative cash flow.  The Company expects that these operating losses and negative cash flows may continue through additional periods.  In addition, the Portfolio Companies have a limited record of revenue- producing operations and there is only a limited operating history upon which to base an assumption that they will be able to achieve their business plans.

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

Investment Objectives and Policies

The investment objectives of the company are established by the board of directors, and can be changed in the discretion of the board of directors, without the vote of the holders of the majority of the voting securities.   Our valuation policy may also be modified by our board of directors without the vote of holders of the majority of our voting securities, but our code of ethics cannot be changed without such majority voting security approval.

We focus on the development of opportunities to invest in eligible portfolio companies providing early stage capital, strategic guidance and operational support.  Our principal objective is long-term capital appreciation.  We may invest in debt securities of these companies, or may acquire an equity interest in the form of common or preferred stock, warrants or options to acquire stock or the right to convert the debt securities into stock.  We may invest alone, or as part of a larger investment group.  Consistent with our status as a BDC and the purposes of the regulatory framework for BDC’s under the 1940 Act, we will offer to provide managerial assistance, potentially in the form of a consulting agreement or in the form of a board of director’s seat, to the developing companies in which we invest.

In addition, we may acquire either a minority or controlling interest in mature companies that require management aid or capital in a roll-up strategy.  It is anticipated that any acquisitions will be primarily in exchange for our common stock, or a combination of cash and stock.  The principal objective of acquisitions pursuant to a roll-up strategy would be to consolidate an industry and either sell the acquired entities as a larger unit, or take the unit public through an initial public offering, spin-off to our shareholders, or reverse merger into a publicly traded shell corporation.

The securities the company may invest in may include common stock, bonds, convertible debentures, and/or LLC memberships.  Some of them may have no current public market and may be considered to be illiquid.  Over 50% of our investments will probably be in common stock of our portfolio companies.  We intend to focus on the entertainment industry, because our management has experience in the industry and recognizes investment opportunities, and our management believes that, in this economy, there are ample entertainment investments that can be capitalized on by the company which can be more lucrative and subject to more long term appreciation with respect to the cost of the investment, than other growing industry investments.  The company does not intend to only invest in securities in companies for the purpose of exercising control or management.  With regard to the 30% of our assets that are not required to be invested in portfolio companies, we intend to maintain less than 5% of these assets in the form of office furniture and equipment and real estate and improvements thereon, and the remainder will be held in cash, government securities, or high quality debt securities maturing in one year or less from the time of investment.   There are no other significant investment policies not described in this offering circular.

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

We have identified below some of our accounting policies that we consider critical to our business operations and the understanding of our results of operations. This is not a complete list of all of our accounting policies, and there may be other accounting policies that are significant to us. For a detailed discussion on the application of these and our other accounting policies, see note 1 to the financial statements for the period ended March 31, 2008, included in this Form 10Q.

Basis of Presentation

The Company has elected to become a Business Development Company (“BDC”). Under the rules governing a BDC, the Company does not consolidate the results of its portfolio companies but assigns a fair market value as determined by the board of directors to these operations. The results of the portfolio companies are not included in the statements of the Company and are carried only as an investment on the balance sheet of the Company.

Cash Equivalents

Cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

Stock Based Compensation.

The Company has filed an election to become a Business Development Company which is not allowed to issue stock as compensation.

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

Valuation of Investments.

The Company will determine the value of each investment in our portfolio on a quarterly basis, and changes in value result in unrealized gains or losses being recognized.  Fair value is defined in Section 2(a)(41) of the 1940 Act as (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors.  We have adopted a valuation policy consistent with the definition of fair value, and apply that policy for consistent evaluation of faire value of our investments.  Because of the inherent uncertainty of determining the fair value of investments that do not have a readily ascertainable market value, the fair value of our investments determined in good faith by the board of directors may differ  significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.  There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make.

The Company's investment in Portfolio Companies will be carried at cost (which approximates fair value) as this investment represents a continuation of the Company's former business prior to its election as a BDC, and is under common control at date of transfer.  Unrealized gains and losses resulting from the change in valuation of investments are reflected in the Company’s Statement of Operations, as adjusted by estimated deferred tax liabilities.

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

As a business development company, the Company will invest in liquid and illiquid securities, including debt and equity securities primarily of private companies.  Our investments will generally be subject to restrictions on resale and may have no established trading market. Because of the type of investments that the Company makes and will make, and the nature of its business, its valuation process requires an analysis of various factors.  Our fair value methodology includes the examination of, among other things, the underlying investment performance, financial condition, and market changing events that impact valuation.

Securities that are traded in the over-the-counter market or on a stock exchange generally will be valued at the average of the prevailing bid and ask price on the date of the relevant period end in accordance with the company’s valuation policy.  However, restricted or thinly traded public securities may be valued at discounts from the public market value due to the restrictions on sale.   It is incumbent upon the board of directors to satisfy themselves that all appropriate factors relevant to the value of securities for which market quotations are not readily available have been considered and to determine the method of arriving at the fair value of each such security. To the extent considered necessary, the board may appoint persons to assist them in the determination of such value, and to make the actual calculations pursuant to the board’s direction. The board must also, consistent with this responsibility, continuously review the appropriateness of the methods used in valuing each issue of security in the Company’s portfolio. The directors must recognize their responsibilities in this matter and whenever technical assistance is requested from individuals who are not directors, the findings of such intervals must be carefully reviewed by the directors in order to satisfy themselves that the resulting valuations are fair.

Fair Value Investments Measurement

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), for investments measured at fair value on a recurring basis. SFAS 157 accomplishes the following key objectives:

•	Defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date;

•	Establishes a three-level hierarchy (“Valuation Hierarchy”) for fair value measurements;

•	Requires consideration of the Company’s creditworthiness when valuing liabilities; and

•	Expands disclosures about instruments measured at fair value.

The Valuation Hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the Valuation Hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of the Valuation Hierarchy and the distribution of the Company’s financial assets within it are as follows:

•	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

As of March 31, 2008, the Company’s investments consisted 94% of marketable over-the-counter securities classified as Level 2 assets and 6% in limited liability company interests valued by its board of directors classified as Level 3 assets.

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

Item 4: Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer/Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2008. In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Furthermore, management considered certain matters deemed by the Company’s independent auditors to constitute a material weakness in the Company’s internal control over financial reporting described below. Based upon the required evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2008, due to material weaknesses in internal control over financial reporting observed as a result of the evaluation, the Company has instituted more controls and procedures which management believes are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

RISKS RELATED TO OUR BUSINESS

Our Primary Assets at the Present Time Consist of Securities in one Portfolio Company with a History of Losses and No Significant Revenues Since Inception and two Start Up Portfolio Companies; one with Limited and one with No Assets.

Our only assets at this time are restricted securities in Imperia Entertainment, Inc., a company which has not generated significant revenue since its inception in 2000, and whose securities are traded on the Pink Sheets, which may not be a proper indication of their fair value, and for which it is not requried to file financial reports with the Securities and Exchange Comission, and Mainline Fillms, LLC, a start up company with three films in development and Signature Entertainment, LLC, a start up company with no assets other than its plan of operations, which has no hard asset value.  Financial statements of all portfolio companies are not presented herein, and if we were not to diversify our investments, investors risk would be limited to the risk of investing in these two companies; one with volatile market value to its common stock and the other with no market value.

We Will Need to Raise  Capital to Finance Investments

Such financing has historically come from a combination of borrowings and from the sale of common stock to third parties. We will need to raise additional capital to fund our anticipated operating expenses and future investments. Among other things, external financing will be required to cover our expenses. We cannot assure you that financing whether from external sources or related parties will be available if needed or on favorable terms. The sale of our common stock to raise capital may cause dilution to our existing shareholders. Our inability to obtain adequate financing will result in the need to curtail business operations. Any of these events would be materially harmful to our business and may result in a lower stock price.

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

Our Common Stock Has No Market and May Never Develop a Market.

Prior to this offering, there has been no market for our common stock and there can be no assurance that an active trading market for our common stock will develop. As a result, this could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all.  After closing, management intends to apply to American Stock Exchange (AMEX) if qualified, or to another exchange or quotation medium it may qualify for, such as the over-the-counter bulletin board, but there can be no assurance that such listing or quotation will be accepted.

If Our Stock Does Develop a Market, It May Be Affected By Limited Trading Volume and May Fluctuate Significantly

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

We Could Fail to Retain or Attract Key Personnel

Our future success depends, in significant part, on the continued services of Kenneth Eade. We cannot assure you that we would be able to find an appropriate replacement for key personnel. Any loss or interruption of our key personnel's services could adversely affect our ability to develop our business plan. We do not presently maintain key-man life insurance policies on Mr. Eade.

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

The Penny Stock Rules will cover our stock, which may make it difficult for a broker to sell investors shares.  This may make our stock less marketable, and liquid, and result in a lower market price.

 Our common stock is a penny stock, which means that SEC rules require broker dealers who make transactions in the stock to comply with additional suitability assessments and disclosures than they would in stock that were not penny stocks, as follows:

 Prior to the transaction, to approve the person's account for transactions in penny stocks by obtaining information from the person regarding his or her financial situation, investment experience and objectives, to reasonably determine based on that information that transactions in penny stocks are suitable for the person, and that the person has sufficient knowledge and experience in financial matters that the person or his or her independent advisor reasonably may be expected to be capable of evaluating the risks of transactions in penny stocks. In addition, the broker or dealer must deliver to the person a written statement setting forth the basis for the determination and advising in highlighted format that it is unlawful for the broker or dealer to effect a transaction in a penny stock unless the broker or dealer has received, prior to the transaction, a written agreement from the person. Further, the broker or dealer must receive a manually signed and dated written agreement from the person in order to effectuate any transactions is a penny stock.

Prior to the transaction, the broker or dealer must disclose to the customer the inside bid quotation for the penny stock and, if there is no inside bid quotation or inside offer quotation, he or she must disclose the offer price for the security transacted for a customer on a principal basis unless exempt from doing so under the rules.

Prior to the transaction, the broker or dealer must disclose the aggregate amount of compensation received or to be received by the broker or dealer in connection with the transaction, and the aggregate amount of cash compensation received or to be received by any associated person of the broker dealer, other than a person whose function in solely clerical or ministerial.

The broker or dealer who has effected sales of penny stock to a customer, unless exempted by the rules, is required to send to the customer a written statement containing the identity and number of shares or units of each such security and the estimated market value of the security. Imposing these reporting and disclosure requirements on a broker or dealer make it unlawful for the broker or dealer to effect transactions in penny stocks on behalf of customers. Brokers or dealers may be discouraged from dealing in penny stocks, due to the additional time, responsibility involved, and, as a result, this may have a deleterious effect on the market for the Company's stock.

RISKS RELATED TO OUR OPERATION AS A BUSINESS DEVELOPMENT COMPANY

 We May Change Our Investment Policies Without Further Shareholder Approval.

Although we are limited by the Investment Company Act of 1940 with respect to the percentage of our assets that must be invested in qualified portfolio companies, we are not limited with respect to the minimum standard that any investment must satisfy, nor the industries in which those investments must operate. We may make investments without shareholder approval and such investments may deviate significantly from our historic operations. Any change in our investment policy or selection of investments could adversely affect our stock price, liquidity, and the ability of our shareholders to sell their stock.

Our Investments May Not Generate Sufficient Income to Cover Our Investments and Expenses.

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

Our officers and directors have no prior experience in operating a business development company, and this lack of experience may result in additional costs to the company and the losses of certain opportunities.

Since none of our officers and directors have any experience in operating a business development company, they may need to hire additional advisors to educate them, resulting in additional costs to the company, and they may fail to recognize certain profitable opportunities and situations that more experienced management would readily recognize.

We may become subject to regulation under the Investment Company Act and be unable to comply with the Act.

As a business development company, we are currently subject to sections 55 through 65 of the Investment Company Act of 1940.  In the event that we engage in investment activities which result in us holding passive interests in which we do not provide management assistance, we may be required to register under the Investment Company Act of 1940 and incur significant registration and compliance costs, or face adverse consequences for violation of the Act.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following securities were issued by Independent Film Development Corporation within the past three years and were not registered under the Securities Act.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

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

Date: July 21, 2008

/s/  Jeff Ritchie

     Jeff Ritchie

     Chief Executive Officer and Director