Form 10-Q
period 2007-06-30
Independent Film Development CORP
filed 2008-08-13
CIK 1425883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From __________   to____________

INDEPENDENT FILM DEVELOPMENT CORPORATION

(Name of small business issuer specified in its charter)

Nevada	56-2676759
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organisation)	Identification No.)

190 N. Canon Drive Suite 420
Beverly Hills, CA	90210
(Address of principal executive offices)	Zip Code)

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

As of June 30, 2008, the issuer had  8,400,000 shares of common stock outstanding and 0 shares of preferred stock outstanding.

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

Independent Film Development Corporation (a Development Stage Company) Balance Sheet (Unaudited)
June 30, 2008
ASSETS

Current Assets

Cash in bank	$ --

Securities Mainline Films (50% membership interests)	200,000
Securities Imperia Entertainment (200,000,000 common shares)	4,003,253
Securities Signature Entertainment (100% membership interests)	50,000

Total Current Assets	4,253,253

TOTAL ASSETS	4,253,253

LIABILITIES

Current Liabilities
Bank overdraft	87
Loans payable	1,765

Total Current Liabilities	1,852

Deferred income taxes	1,344,106

TOTAL LIABILITIES	1,345,958

NET ASSETS (LIABILITIES)

Common stocks , $.0001 par value
Authorized shares; 500,000,000
Issued and outstanding shares;
and 8,400,000 at June 30, 2008	840

Preferred Stock, .0001 par value	--
Paid in capital	299,660
Retained earnings (deficit)	(2,352)

Net unrealized gain on investments, net of income tax of $1,344,106	2,609,147

TOTAL NET ASSETS (LIABILITIES)	2,907,295

TOTAL LIABILITIES AND NET ASSETS (LIABILITIES)	$4,253,253
NET ASSET VALUE PER COMMON SHARE	$0.346

See accompanying notes to financial statements

Independent Film Development Corporation

 (a Development Stage Company)

Schedule of Investments (Unaudited) at June 30, 2008

Name of Issuer	Type of Investment	Industry	Balance held at close of period	Cost	Fair Value at close of Period		Percentage of Total Net Assets

Imperia Entertainment, Inc.	Common stocks (1)	Film production	200,000,000	$ 50,000	$4,003,253	(3)	94%
Signature Entertainment, LLC	LLC memberships(2)	Film distribution	100% of memberships	$50,000(4)	$50,000(4)		1.2%
Mainline Films, LLC	LLC memberships(2)	Film development	50% of memberships	$200,000	$200,000		4.8%

				$300,000	$4,253,253		100%

1.

Restricted securities, Pink Sheets: IMPN, non income producing, acquired November 29, 2007 as convertible preferred stock.  Increase in value is attributed to a 2000-1 reverse split effected January 31, 2008 which did not affect the convertible preferred stock, and the subsequent conversion of the preferred stock to 200 million shares of common stock.

2.

Non income producing membership interests in limited liability portfolio companies.

3.

Aggregate gross unrealized appreciation as of period end is $3,953,253 and a net unrealized appreciation of $2,609,147, net of income tax of $1,344,106.

4.

Signature Entertainment was in formation at the time of acquisition in January 2008.  The acquisition agreement was modified in March 2008, whereby the company agreed to contribute its LLC organizational costs of $2,026 and to undertake debt financing to fund Signature’s first three years operating costs.

Independent Film Development corporation (a Development Stage Company) Statement of Operations (Unaudited)
			For the Period
			September 14, 2007
	Three months	Nine months ended	(inception) through
	ended 6/30/08	June 30, 2008	June 30, 2008

INVESTMENT INCOME	$ --	$ --	$ --

Total Income	--	--	--

EXPENSES
General and Administrative	254	2,352	2,352

Total Expenses	254	2,352	2,352
	(254)	(2,352)	(2,352)
NET INVESTMENT GAIN (LOSS)

NET UNREALIZED GAIN (LOSS) ON INVESTMENTS

Net unrealized gain on investments, net of estimated income tax of $1,344,106	--	2,609,147	2,609,147
Net increase in assets resulting from operations	--	2,606,795	2,606,795

Increase in net assets per common share	$--	$0.31	$0.31

See Accompanying Notes to Financial Statements

Independent Film Development corporation (a Development Stage Company) Statement of Cash Flows (Unaudited)

		For the period
		September 14, 2007
	Nine months ended	(inception) through
	June 30, 2008	June 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES

Increase in net assets resulting from operations	$ 2,606,795	$ 2,606,795

Adjustments to reconcile net income to net cash
Provided in operating activities:

Net unrealized investment gain, net of
estimated income taxes	2,609,147	2,609,147

Net cash used in operating and investing activities	(2,352)	(2,352)

CASH FLOWS FROM FINANCING ACTIVITIES

Net proceeds from issuance of common stock	--	500
Bank overdraft	1,852	1,852
Total cash from financing activities	1,852	2,352

INCREASE (DECREASE) IN CASH	(500)	--
BEGINNING CASH	500	--

ENDING CASH	$ --	$ --

Supplemental disclosure of cash flow information:

Interest paid	$ --	$ --

Income tax paid	--	--

Other non-cash investing activities:
Common stock issued for investments in portfolio companies	$ 300,000	$ 300,000

See accompanying notes to financial statements

Independent Film Development Corporation (a Development Stage Company) Statement of Stockholder's Equity (Unaudited)
				Deficit	Net unrealized
	Number of	Common		Accumulated	Appreciation
	Shares	Stock at	Paid in	During	On
	Outstanding	Par Value	Capital	Development	Investments	Total

Beginning balance	--	$ --	$ --	$ --	$ --	$ --

Stocks issued for cash	5,000,000	500				500

Balance Sept. 30, 2007	5,000,000	500				500

Stocks issued for Imperia Entertainment	2,400,000	240	49,760	--	--	100,000

Stocks issued for
Mainline Films, Signature Entertainment	1,000,000	100	249,900	--	--	200,000

Loss nine months ended
June 30, 2008	--	--	--	(2,352)		(2,352)

Unrealized appreciation
On investments, net
of income taxes
of $1,344,106	--	--	--	--	2,609,147	2,609,147

Balance June 30, 2008	8,400,000	$ 840	$299,660	$ (2,352)	$ 2,609,147	$2,907,295

See accompanying notes to financial statements

Independent Film Development Corporation

Development Stage Company)

Notes to Financial Statements

June 30, 2008

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not generated any significant revenue during the period September 14, 2007 (inception) thorough June 30, 2008 and has funded its operations primarily through the issuance of equity. This matter raises substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Accordingly, the Company’s ability to accomplish its business strategy and to ultimately achieve profitable operations is dependent upon its ability to obtain additional debt or equity financing. Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

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

Advertising Costs

Advertising costs are expensed as incurred. There were no advertising expenses for the period September 14, 2007 (inception) through June 30, 2008.

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

Basic and Diluted Income/(Loss) Per Share:

In accordance with SFAS No. 128, "Earnings Per Share," the basic income/(loss) per common share is computed by dividing net income/(loss) available to common stockholders by the  weighted average number of common shares outstanding. Diluted income per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2008, the Company does not have any equity or debt instruments outstanding that can be converted into common stock.

Segment Reporting

Based on the Company's integration and management strategies, the Company operates in a single business segment. For the period September 14, 2007 (inception) through June 30, 2008, the Company had no revenue.

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

As of June 30, 2008, the Company’s investments consisted 94% of marketable over-the-counter securities classified as Level 2 assets and 6% in limited liability company interests valued by its board of directors classified as Level 3 assets.

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

NOTE 7 – RESTATEMENTS

The financial statements as of March 31, 2008 and for the six month period then ended were restated to properly record the net unrealized appreciation on investments, net of applicable income taxes and to record the fair value of investments acquired during the six month period ended March 31, 2008.

Balance Sheet	Original	Adjustment		As restated

Investments	$4,053,353	$199,990	(A)	$4,253,253
Total assets	$4,053,353	199,990		4,253,253

Current liabilities	1,598			1,598
Deferred income taxes	--	1,344,106	(B)	1,344,106
Total liabilities	1,598	1,344,106		1,345,704

Common stock	840			840
Paid in capital	4,053,013	(3,753,353)	(B)	299,660
Retained earnings (deficit)	(2,098)	--		(2,098)
Net unrealized appreciation
On investments, net of
Income tax of $1,344,106	--	2,609,147	(B)	2,609,147
Total stockholders’ equity	4,051,755	(1,144,206)		2,907,549
Total liabilities and
Net assets	4,053,353	199,990		$ 4,253,253

Statement of Operations

Total expenses	$ 2,098	$ --		$ 2,098
Net loss before investment gain
And income taxes tax	(2,098)	--		(2,098)

Net unrealized investment gain,
Net of estimated tax	--	2,609,147	(B)	2,609,147

Net income (loss)	$ (2,098)	$ 2,609, 147		$ 2,609, 049
Statement of Cash Flows
Net unrealized investment gain,
Net of estimated income taxes	--	(2,609,147)		(2,609,147)

Total cash used in operating activities	(2,098)	--		(2,098)

Bank overdraft	1,598	--		1,598

Proceeds from sale of stock	500	--		1,598

Ending cash	--	--		--

Common stock issued to
Acquire investments	4,053,353	(3,753,353)		300,000

(A) To correct the fair value of investment acquired during the three months ended June 30, 2008.

(B) To record the net unrealized investment gain net of estimated income taxes for the three months ended June 30, 2008.

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

•

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

Selected Financial Data of Imperia Entertainment, Inc.

The following financial data of our portfolio company, Imperia Entertainment, Inc., is included at the request of the Securities and Exchange Commission’s Division of Corporate Finance.  The financial data presented herein should be read in conjunction with Imperia Entertainment, Inc.’s financial statements,  which will be posted on the Pink Sheets website, www. Pinksheets.com.

BALANCE SHEET DATA (UNAUDITED)

	December 31, 2006 (restated)	December 31, 2007	June 30, 2008
ASSETS
Current Assets
Cash	$ 283	$ 294	$ -
TV/Film/Scripts	2,572,148	2,763,548	2,626,785
Total Assets	$2,572,431	2,763,842	2,626,785
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Bank overdraft			17,931
Loans payable	969,717	1,186,822	1,181,322
	969,717	1,186,822	1,199,253
Stockholder’s Equity (Deficit)
Common stock, $.0001 par value, authorized shares 500,000, issued and outstanding 34,630,239 at Dec. 31, 2006(1); 2 billion authorized, 1,638,572,000 issued and outstanding at Dec. 31, 2007; and 500,000,000 authorized and 219,571,297 issued and outstanding at June 30, 2008 (2)	9,130	16,389	21,957
Preferred stock, authorized	55	55	55
1,000,000 issued and
Outstanding 553,932 at
December 31, 2006 and 2007;
3,932 at June 30, 2008 (3)

Paid in capital	2,408,751	3,027,710	3,079,146
Deficit accumulated during development stage	(815,222)	(1,467,134)	(1,673,626)
Total Stockholder’s Equity (Deficit)	1,602,714	1,577,020	1,427,532

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	2,572,431	2,763,842	2,626,785

(1)

Shares reduced by 1-500 reverse split effective October 10, 2006

(2)

Shares reduced by 1-2000 reverse split effective January 31, 2008

(3)

Shares reduced by 1-100 reverse split effective May 2, 2008

STATEMENTS OF OPERATIONS (UNAUDITED)

	December 31, 2006	December 31, 2007	June 30, 2008

Income	$ 700	$ 2,985	$ -
Operating Expenses
General and Administrative	501,965	654,897	206,492

Net income (loss)	(501,265)	(651,912)	(206,492)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	December 31, 2006	December 31, 2007	June 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Income	--	--	--
Net income (loss)	$ (501,265)	$ (651,912)	$ (206,492)

Total cash from operating activities	$ (501,265)	$ (651,912)	$ (206,492)

CASH FLOWS FROM INVESTING ACTIVITIES;
TV and Film Scripts	(1,519,562)	191,400)	136,763
Total cash from investing activities	(1,519,562)	(191,400)	136,763

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of Common Stock Loans	969,717	626,218	57,004
	501,548	217,105	12,431
Total cash from financing activities	1,471,265	843,323	69,435

INCREASE (DECREASE) IN CASH	(549,562)	11	(294)
BEGINNING CASH	549,845	283	294
ENDING CASH	$ 283	$ 294	$ 0

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

We have identified below some of our accounting policies that we consider critical to our business operations and the understanding of our results of operations. This is not a complete list of all of our accounting policies, and there may be other accounting policies that are significant to us. For a detailed discussion on the application of these and our other accounting policies, see note 1 to the financial statements for the period ended June 30, 2008, included in this Form 10Q.

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

Advertising Costs

Advertising costs are expensed as incurred. There were no advertising expenses for the period September 14, 2007 (inception) through June 30, 2008.

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

Basic and Diluted Income/(Loss) Per Share:

In accordance with SFAS No. 128, "Earnings Per Share," the basic income/(loss) per common share is computed by dividing net income/(loss) available to common stockholders by the  weighted average number of common shares outstanding. Diluted income per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2008, the Company does not have any equity or debt instruments outstanding that can be converted into common stock.

Segment Reporting

Based on the Company's integration and management strategies, the Company operates in a single business segment. For the period September 14, 2007 (inception) through June 30, 2008, the Company had no revenue.

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

As of June 30, 2008, the Company’s investments consisted 94% of marketable over-the-counter securities classified as Level 2 assets and 6% in limited liability company interests valued by its board of directors classified as Level 3 assets.

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

Item 4: Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer/Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2008. In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Furthermore, management considered certain matters deemed by the Company’s independent auditors to constitute a material weakness in the Company’s internal control over financial reporting described below. Based upon the required evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2008, due to material weaknesses in internal control over financial reporting observed as a result of the evaluation, the Company has instituted a new system of controls and procedures which management believes is effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Our Common Stock Has No Market and May Never Develop a Market.

Prior to this offering, there has been no market for our common stock and there can be no assurance that an active trading market for our common stock will develop. As a result, this could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all.  After closing, management intends to apply to American Stock Exchange (AMEX) if qualified, or to another exchange it may qualify for, such as OTCQX Premium Tier, but there can be no assurance that such listing will be accepted.

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

The Penny Stock Rules will cover our stock, which may make it difficult for a broker to sell investors= shares.  This may make our stock less marketable, and liquid, and result in a lower market price.

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

-

Prior to the transaction, the broker or dealer must disclose to the customer the inside bid quotation for the penny stock and, if there is no inside bid quotation or inside offer quotation, he or she must disclose the offer price for the security transacted for a customer on a principal basis unless exempt from doing so under the rules.

-

Prior to the transaction, the broker or dealer must disclose the aggregate amount of compensation received or to be received by the broker or dealer in connection with the transaction, and the aggregate amount of cash compensation received or to be received by any associated person of the broker dealer, other than a person whose function in solely clerical or ministerial.

-

The broker or dealer who has effected sales of penny stock to a customer, unless exempted by the rules, is required to send to the customer a written statement containing the identity and number of shares or units of each such security and the estimated market value of the security. Imposing these reporting and disclosure requirements on a broker or dealer make it unlawful for the broker or dealer to effect transactions in penny stocks on behalf of customers. Brokers or dealers may be discouraged from dealing in penny stocks, due to the additional time, responsibility involved, and, as a result, this may have a deleterious effect on the market for Imperia, 's stock.

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

Date: August 8, 2008

/s/  Jeff Ritchie

     Jeff Ritchie

     Chief Executive Officer and Director