Form 10-Q/A
period 2008-03-31
Independent Film Development CORP
filed 2009-02-09
CIK 1425883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

As of March 31, 2008, the issuer had  4,061 shares of common stock outstanding and 0 shares of preferred stock outstanding.

Transitional Small Business Disclosure Format:     Yes   ☐     No   ☒

ART I – FINANCIAL INFORMATION

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

Independent Film Development Corporation (a Development Stage Company) Balance Sheet (Unaudited) (restated)
March 31, 2008
ASSETS

Current Assets

Cash in bank	$ --

Securities Signature Entertainment (100% membership interests)	50,000

Total Current Assets	50,000

TOTAL ASSETS	50,000

LIABILITIES

Bank overdraft	1,598

Total Current Liabilities	1,598

Deferred income taxes	17,000

TOTAL LIABILITIES	18.598

NET ASSETS (LIABILITIES)

Common stocks , $.0001 par value
Authorized shares; 500,000,000
Issued and outstanding shares;
and 4,061 at March 31, 2008	1

Preferred Stock, .0001 par value	--
Paid in capital	14,646
Retained earnings (deficit)	(16,244)

Net unrealized gain on investments, net of income taxes of 17,000	33,000

TOTAL NET ASSETS (LIABILITIES)	31,402

TOTAL LIABILITIES AND NET ASSETS (LIABILITIES)	$50,000
NET ASSET VALUE PER COMMON SHARE	$ 2.73
See accompanying notes to financial statements

Independent Film Development Corporation

 (a Development Stage Company)

Schedule of Investments (Unaudited) at March 31, 2008

(restated)

Name of Issuer	Type of Investment	Industry	Balance held at close of period	Cost	Fair Value at close of Period	Percentage of Total Net Assets

Signature Entertainment, LLC	LLC memberships	Film distribution	100% of memberships	$50,000 (1)	$50,000	100%

				$ 50,000	$ 50,000	100%

(1) Signature Entertainment was in formation at the time of acquisition in January 2008.  The acquisition agreement was modified in March 2008, whereby the company agreed to contribute its LLC organizational costs and to undertake debt financing to fund Signature’s first three years operating costs.

See accompanying notes to financial statements

Independent Film Development corporation (a Development Stage Company) Statement of Operations (Unaudited) (restated)
		For the Period
		September 14, 2007
	Six Months ended	(inception) through
	March 31, 2008	March 31, 2008

INVESTMENT INCOME	$ --	$ --

Total Income	--	--

EXPENSES	14,763	16,244
General and Administrative

Total Expenses	14,763	16,244
	(14,763)	(16,244)
NET INVESTMENT GAIN (LOSS)

NET UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net unrealized gain on investments, net of
Estimated income tax of $12,500	33,000	33,000

Net increase in assets resulting from operations	18,327	16,756
Increase in net assets per common share	$4.49	$4.13

See accompanying notes to financial statements

Independent Film Development corporation (a Development Stage Company) Statement of Changes in Net Assets (Liabilities) (Unaudited)

	Six Months ended	Year Ended
	March 31, 2008	September 30, 2007

INCREASE IN NET ASSETS FROM OPERATIONS
Net Operations Loss	$ (14,763)	$ --
Unrealized gain on investments	33,000	--

NET INCREASE (DECREASE) IN NET ASSETS
RESULTING FROM OPERATIONS	18,237	--

TOTAL INCREASE IN NET ASSETS	18,237	--

NET ASSETS/(LIABILITIES) BEGINNING OF PERIOD	500	0

NET ASSETS/(LIABILITIES) END OF PERIOD	31,402	500

See accompanying notes to financial statements

Independent Film Development corporation (a Development Stage Company) Statement of Cash Flows (Unaudited) (restated)

		For the period
		September 14, 2007
	Six months ended	(inception) through
	March 31, 2008	March 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES

Increase in net assets resulting from operations	$ (14,763)	$ (16,244)

Adjustments to reconcile net income to net cash
Provided in operating activities:

Net unrealized investment gain
	--	--

Net cash used in operating and investing activities	(14,763)	(16,244)

CASH FLOWS FROM FINANCING ACTIVITIES

Net proceeds from issuance of common stock	14,646	14,646
Bank overdraft	118	1,599
Total cash from financing activities	14,764	16,245

INCREASE (DECREASE) IN CASH	1	1
BEGINNING CASH	500	0

ENDING CASH	$ --	$ --

Supplemental disclosure of cash flow information:

Interest paid	$ --	$ --

Income tax paid	--	--

See accompanying notes to financial statements

Independent Film Development Corporation (a Development Stage Company) Statement of Stockholder's Equity (Unaudited) (restated)
				Deficit	Net unrealized
	Number of	Common		Accumulated	Appreciation
	Shares	Stock at	Paid in	During	On
	Outstanding	Par Value	Capital	Development	Investments	Total

Beginning balance	--	$ --	$ --	$ --	$ --	$ --

Stocks issued for cash Loss year ended September 30, 2007	125	1	499	-- (1,481)	--	500 (1,481)

Balance Sept. 30, 2007	125	1	499	(1,481)		(981)

Stocks issued for cash	3,936	0	14,146	--	--	14,146

Loss six months ended
March 31, 2008	--	--	--	(14,763)		(14,763)

Unrealized appreciation
On investments

	--	--	--	--	33,000	33,000

Balance March 31, 2008	4,061	$ 1	$ 14,645	$ (16,244)	$ 33,000	$ 31,402

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

Cash Equivalents

Cash equivalents include all highly liquid debt instruments with original maturities of Six Months or less which are not securing any corporate obligations.

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

NOTE 5: RELATED PARTY TRANSACTIONS

On September 24, 2007, 125 shares of common stock were issued to Kenneth Eade, pursuant to Section 4(2) of the Securities Act of 1933, in exchange for $500 cash.

On December 30, 2007, 1,245 shares of common stock were issued to Kenneth Eade, pursuant to Section 4(2) of the Securities Act of 1933, in exchange for $4,980 cash.

On March 31, 2008, 2,691 shares of common stock were issued to Kenneth Eade, pursuant to Section 4(2) of the Securities Act of 1933, in exchange for $10,764 in cash.

NOTE 6:

PORTFOLIO COMPANY ACQUISITIONS

In November 2007, we acquired 68% of the equity securities of Imperia Entertainment, Inc., a film production company.  That acquisition was rescinded on August 26, 2008.  The rescission and settlement agreement has been approved by the board of directors as fair and in the best interests of the company, and Imperia Entertainment, Jeff Ritchie, George Ivakhnik, Jeff Volpe and Gregory Allen Webb  have released any and all claims they may have against the company as a result of the rescission.

On January 1, 2008, the Company acquired 100% of Signature Entertainment, LLC, a limited liability company to be formed for the purposes of film distribution, and issued a “Confidential Private Placement Memorandum,” offering up to 25 units, each consisting of a 1% equity interest in Signature Entertainment, LLC, and 12,500 shares of company common stock, in order to fund the first three years operations of the new distribution company.  This private placement was abandoned.  The membership interests of have been valued at their fair market value.

NOTE 7 – RESTATEMENTS

The financial statements for the six month period ended March 31, 2008, have been restated to properly record the effect of the rescission of the acquisition of Imperia Entertainment.

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

Cash Equivalents

Cash equivalents include all highly liquid debt instruments with original maturities of Six Months or less which are not securing any corporate obligations.

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

On September 24, 2007, 125 shares of common stock were issued to Kenneth Eade, pursuant to Section 4(2) of the Securities Act of 1933, in exchange for $500 cash.

On December 30, 2007, 1,245 shares of common stock were issued to Kenneth Eade, pursuant to Section 4(2) of the Securities Act of 1933, in exchange for $4,980 cash.

On March 31, 2008, 2,691 shares of common stock were issued to Kenneth Eade, pursuant to Section 4(2) of the Securities Act of 1933, in exchange for $10,764 in cash.

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

Date: January 9, 2009

/s/  Jeff Ritchie

     Jeff Ritchie

     Chief Executive Officer and Director