Form 10-Q/A
period 2008-06-30
Independent Film Development CORP
filed 2009-02-09
CIK 1425883

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

As of June 30, 2008, the issuer had  13,500 shares of common stock outstanding and 0 shares of preferred stock outstanding.

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

Independent Film Development Corporation (a Development Stage Company) Balance Sheet (Unaudited) (restated)
June 30, 2008
ASSETS

Current Assets

Cash in bank	$ --

Securities Signature Entertainment (100% membership interests)	50,000

Total Current Assets	50,000

TOTAL ASSETS	50,000

LIABILITIES

Current Liabilities
Bank overdraft	1,598

Total Current Liabilities	1,598

Deferred Income Taxes	17,000

TOTAL LIABILITIES	18,598

NET ASSETS (LIABILITIES)

Common stocks , $.0001 par value
Authorized shares; 500,000,000
Issued and outstanding shares;
and 13,500 at June 30, 2008	1

Preferred Stock, .0001 par value	--
Paid in capital	16,445
Retained earnings (deficit)	(18,044)

Net unrealized gain on investments	33,000

TOTAL NET ASSETS (LIABILITIES)	31,402

TOTAL LIABILITIES AND NET ASSETS (LIABILITIES)	$50,000
NET ASSET VALUE PER COMMON SHARE	$7.73
See accompanying notes to financial statements

Independent Film Development Corporation

 (a Development Stage Company)

Schedule of Investments (Unaudited) at June 30, 2008

(restated)

Name of Issuer	Type of Investment	Industry	Balance held at close of period	Cost	Fair Value at close of Period	Percentage of Total Net Assets

Signature Entertainment, LLC	LLC memberships(2)	Film distribution	100% of memberships	$50,000(1)	$50,000(1)	100%

				$50,000	$50,000	100%

(1)  Signature Entertainment was in formation at the time of acquisition in January 2008.  The acquisition agreement was modified in March 2008, whereby the company agreed to contribute its LLC organizational costs of $2,026 and to undertake debt financing to fund Signature’s first three years operating costs.

See accompanying notes to financial statements

Independent Film Development corporation (a Development Stage Company) Statement of Operations (Unaudited) (restated)
		For the Period
		September 14, 2007
	Nine months ended	(inception) through
	June 30, 2008	June 30, 2008

INVESTMENT INCOME	$ --	$ --

Total Income	--	--

EXPENSES	1,800	18,044
General and Administrative

Total Expenses	1,800	18,044
	(1,800)	(18,044)
NET INVESTMENT GAIN (LOSS)

NET UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net unrealized gain on investments
	33,000	33,000

Net increase (decrease) in assets resulting from operations	31,200	14,956
Increase (decrease) in net assets per common share	$ 2.31	$1.11

See accompanying notes to financial statements

Independent Film Development corporation (a Development Stage Company) Statement of Changes in Net Assets (Liabilities) (Unaudited)

	Nine months ended	Year Ended
	June 30, 2008	September 30, 2007

INCREASE IN NET ASSETS FROM OPERATIONS
Net Operations Loss	$ (1,800)	$ --

NET INCREASE (DECREASE) IN NET ASSETS
RESULTING FROM OPERATIONS	(1,800)	--

NET ASSETS/(LIABILITIES) BEGINNING OF PERIOD	500	0

NET ASSETS/(LIABILITIES) END OF PERIOD	$31,402	$ 500

See accompanying notes to financial statements

Independent Film Development corporation (a Development Stage Company) Statement of Cash Flows (Unaudited) (restated)

		For the period
		September 14, 2007
	Nine months ended	(inception) through
	June 30, 2008	June 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES

Increase in net assets resulting from operations	$ (1,800)	$ (18,044)

Adjustments to reconcile net income to net cash
Provided in operating activities:

Net unrealized investment gain
	--	- -

Net cash used in operating and investing activities	(1,800)	(18,044)

CASH FLOWS FROM FINANCING ACTIVITIES

Net proceeds from issuance of common stock	1,800	16,445
Bank overdraft	--	1,599
Total cash from financing activities	1,800	18,044

INCREASE (DECREASE) IN CASH	0	0
BEGINNING CASH	0	0

ENDING CASH	$ --	$ --

Supplemental disclosure of cash flow information:

Interest paid	$ --	$ --

Income tax paid	--	--

See accompanying notes to financial statements

Independent Film Development Corporation a Development Stage Company) Statement of Stockholder's Equity (Unaudited) (restated)
				Deficit	Net unrealized
	Number of	Common		Accumulated	Appreciation
	Shares	Stock at	Paid in	During	On
	Outstanding	Par Value	Capital	Development	Investments	Total

Beginning balance	--	$ --	$ --	$ --	$ --	$ --

Stocks issued for cash Loss year ended September 30, 2007	125	1	499	(1,481)		500 (1,481)

Balance Sept. 30, 2007	125	1	499	(1,841)	--	(981)

Stocks issued for cash	3,936	0	14,146	--	--

Loss six months ended
March 31, 2008	--	--	--	(14,763)		(14,763)

Unrealized appreciation
On investments

Balance March 31, 2008	-- 4,061	-- 1	-- 14,645	-- 16,244	33,000 33,000	33,000 31,402
Stocks issued for cash and debt forgiveness Net loss at June 30, 2008	9,439	-	1,800	(1,800)		(1,800)

Balance June 30, 2008	13,500	$ 1	$16,445	$ 18,044)	$33,000	$31,402

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

On June 30, 2008, 9,439 shares of common stock were issued to Kenneth Eade, pursuant to Section 4(2) of the Securities Act of 1933, in exchange for $1,800 in cash and $35,396 in forgiveness of debt.

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

NOTE 7 – RESTATEMENTS

The financial statements for the nine month period ended June 30, 2008, have been restated to properly record the effect of the rescission of the acquisition of Imperia Entertainment.

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

On June 30, 2008, 9,439 shares of common stock were issued to Kenneth Eade, pursuant to Section 4(2) of the Securities Act of 1933, in exchange for $1,800 in cash and $35,396 in forgiveness of debt.

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