Form 10-K
period 2008-09-30
Independent Film Development CORP
filed 2009-04-02
CIK 1425883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 For the transition period from _____________ to _____________

Commission file number: 814-00758

INDEPENDENT FILM DEVELOPMENT CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	56-2676759
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

190 N. Canon Drive Suite 420 Beverly Hills, CA	90210
(Address of principal executive offices)	Zip Code)

Registrant’s telephone number, including area code (310) 246-9510

Securities registered pursuant to Section 12(b) of the Act:

Title of each class

Name of each exchange on which registered

         None

                 None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, $0.0001 par value

(Title of class)

Indicate by check mark is the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.           Yes       X     No

Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d0 of the Exchange Act.           Yes       X     No

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934during the preceding 12 months  (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   X    Yes             No

Indicate by checkmark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K(section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporate by reference in Part III of this From 10-K or any amendment to this Form 10-K.

_____

Indicate by checkmark wither the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ____	Accelerated filer ____

Non-accelerated filer ___ ( Do not check if a smaller reporting company)	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)

          Yes       X     No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was: $0.00

The number of shares outstanding of each of the registrant’s classes of common stock, as of September 30, 2008 was 18,617 shares.

PART I

Item 1.  BUSINESS

Independent Film Development Corporation is a business development company, primarily focused on the development of opportunities to invest in eligible portfolio companies, providing early stage capital, strategic guidance and operational support.  IFDC emphasizes investing in the securities of development stage and start up companies, with an emphasis on the entertainment industry.  In November 2007, we acquired 68% of the equity securities of Imperia Entertainment, Inc., a film production company.  That acquisition was rescinded on August 26, 2008.  We own 100% of the equity securities of the newly formed Signature Entertainment, LLC, a start up film sales and distribution company that currently has no assets and no operations.  Our plan of operations is to acquire the securities of portfolio companies with an emphasis on those engaged in independent film sales, distribution and production, with a goal toward our portfolio companies cooperating to become significant competitors to mini-major film studios, such as Lionsgate.

Signature Entertainment, LLC, is a newly formed film distribution and sales company, with no operations, whose plan of operations is to specialize in the marketing and sales of independent films.  Signature’s management has a marketing and sales staff with over 23 years collective experience in identifying, producing, marketing and selling filmed entertainment.  The majority of Signature’s business operates in a small, low risk, and profitable segment of the entertainment industry that connects the independent filmmakers and distribution outlets.

We are  in the process of acquiring 60% of the common share capital of Basketball Tournament Enterprises, Inc., a start-up company whose plan of operations is to deliver sports related live and televised entertainment, in exchange for 100,000 shares of IFDC common stock.  The Company has agreed, in the agreement to purchase Basketball Tournament Enterprise securities, to fund $2.5 million of its operating capital.  This funding is contemplated to be possibly made by subsequent Company debt financing, but the form of financing has not yet been determined.  We have signed a letter of intent with Hollywood Intermediate, Inc., to acquire 66 million shares of Hollywood Intermediate in exchange for 100,000 shares of IFDC common stock.  Hollywood Intermediate is in the business of providing post production services.  The closing of agreements to acquire securities in both companies subject to completion of due diligence and legal review.

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements. The Company’s expectation of results and other forward-looking statements contained in this report statement involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially from those expected are the following: business conditions and general economic conditions, competitive factors, such as pricing and marketing efforts, and the pace and success of product research and development. These and other factors may cause expectations to differ.

Independent Film Development Corporation was incorporated in Nevada on September 14, 2007. The Company's fiscal year ends on September 30.  Effective April 24, 2008 we commenced operating as a Business Development Company ("BDC") under Section 54(a) of the Investment Company Act of 1940 ("1940 Act").

Overview

 On April 24, 2008, we elected, by the filing of a Form N-54A, to be regulated as a business development company ("BDC") under the Investment Company Act of 1940 ("1940 Act").

We intend to invest in companies with high profit margins, and solid management teams in place.  We will seek to leverage the combined talents of an experienced management team to invest in primarily film sales, distribution and production companies, to increase the value of our portfolio securities, and enhance shareholder value.  We will emphasize portfolio companies in the film distribution and production industries, but are not limited to investments in any particular type of portfolio company.

A business development company is defined and regulated by the Investment Act of 1940. A business development company must be organized in the United States for the purpose of investing in or lending primarily to private companies or companies not on any national exchange, and making managerial assistance available to them. A business development company may use capital provided by public shareholders and from other sources to invest in long-term, private investments in businesses. A business development company provides shareholders the ability to retain the liquidity of a publicly traded stock, while sharing in the possible benefits, if any, of investing primarily in privately owned companies.

As a business development company, we may not acquire any asset other than qualifying assets as defined under the 1940 Act, unless, at the time we make the acquisition, the value of our qualifying assets represents at least 90% of the value of our total assets.

The principal categories of qualifying assets relevant to our business are:

•

Securities purchased in transactions not involving any public offering, the issuer of which is an  eligible

            Portfolio Company under the 1940 Act;

•

Securities received in exchange for or distributed with respect to securities of an eligible portfolio company or pursuant to the exercise of options, warrants or rights relating to such securities; and

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

To include certain securities described above as qualifying assets for the purpose of the 90% test, a business development company must make available to the issuer of those securities significant managerial assistance such as providing significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company or making loans to a portfolio Company.  We offer to provide managerial assistance to our portfolio companies, and may make loans to them.

As a business development company, we are entitled to issue senior securities in the form of stock or senior securities representing indebtedness, including debt securities and preferred stock, as long as each class of senior security has asset coverage of at least 200% immediately after each such issuance.

We may be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our board of directors who are not interested persons and, in some cases, prior approval by the Securities and Exchange Commission.

As a business development company, our primary goal is to increase our net assets by investing in development stage or start-up companies that possess or will likely identify innovative distribution and production ideas. These businesses are thinly capitalized, unproven, small companies that lack management depth, are dependent on new, commercially unproven technologies and have little or no history of operations. It is our goal to assemble a diverse portfolio of companies, which will leverage the combined talents of an experienced management team to incubate these companies and seek to enhance shareholder value.  As a result, we will focus on making equity and not debt investments, but may provide capital to our portfolio companies in the form of debt instruments.

We will likely be periodically examined by the SEC for compliance with the 1940 Act. As with other companies regulated by the 1940 Act, a business development company must adhere to certain substantive regulatory requirements.  A majority of our directors must be persons who are not interested persons, as that term is defined in the 1940 Act.  Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement.  Furthermore, as a business development company, we are prohibited from protecting any director or officer against any liability to us or our shareholders arising from willful malfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person's office.

We must maintain a code of ethics that establishes procedures for personal investment and restricts certain transactions by our personnel.  Our code of ethics generally does not permit investment by our employees in securities that may be purchased or held by us.  As a business development company under the 1940 Act, we are entitled to provide loans to our employees in connection with the exercise of options. However, as a result of provisions of the Sarbanes-Oxley Act of 2002, we are prohibited from making new loans to, or materially modifying existing loans with, our executive officers in the future.

We may not change the nature of our business so as to cease to be, or withdraw our election as, a business development company unless authorized by vote of a "majority of the outstanding voting securities," as defined in the 1940 Act, of our shares. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 68% or more of such company's shares present at a meeting if more than 50% of the outstanding shares of such company are present and represented by proxy or (ii) more than 50% of the outstanding shares of such company. Since the Company made its business development company election, it has not made any substantial change in the nature of its business.

We intend to fund new investments using cash, through the issuance of our common stock, the reinvestment of previously accrued interest and dividends in debt or equity securities, or the current reinvestment of interest and dividend income through the receipt of a debt or equity security-payment-in-kind income.  From time to time, the Company may also opt to reinvest accrued interest receivable in a new debt or equity.

Valuation Methodology

The Company will determine the value of each investment in our portfolio on a quarterly basis, and changes in value result in unrealized gains or losses being recognized.  Fair value is defined in Section 2(a)(41) of the 1940 Act as (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors.  We have adopted a valuation policy consistent with the definition of fair value, and apply that policy for consistent evaluation of fair value of our investments.

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

In addition, we may acquire either a minority or controlling interest in mature companies that require management aid or capital in a roll-up strategy.  It is anticipated that any acquisitions will be primarily in exchange for our common stock, or a combination of cash and stock.  The principal objective of acquisitions pursuant to a roll-up strategy would be to consolidate an industry and either sell the acquired entities as a larger unit, or take the unit public through an initial public offering, spin-off to our shareholders, or reverse merger into a publicly traded corporation.

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

Investment in Portfolio Companies

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

In January 2008, we acquired 100% of the membership interests of Signature Entertainment, a newly created company which we organized into a limited liability company under the laws of the state of Nevada.  Signature Entertainment has a plan of operations to engage in film distribution and sales.  In March 2008 we acquired 50% of the limited liability company membership interests in Mainline Films, LLC, a limited liability company with three films in development and no operations.  The acquisition of Signature and Mainline was arranged by  our Chief Executive Officer and Director, Jeff Ritchie.   On August 6, 2008, we mutually rescinded the acquisition of Mainline Films, LLC.  The rescission was approved by the board of directors as fair and reasonable and in the best interests of the company, and Jeff Ritchie has released any and all claims he may have against the Company as a result of the rescission.

Employees

As of September 30, 2008, we employed a total of 5 people, three of whom are mangement and two clerical personel. We may require additional employees in the future. There is intense competition for capable, experienced personnel and there is no assurance the Company will be able to obtain new qualified employees when required.

The Company believes its relations with its employees are good.

Patents

The Company holds no patents for its products.

Government Regulation

Aside from the provisions of the Investment Company Act of 1940 and its regulations promulgated by the Securities and Exchange Commission, summarized in our plan of operations, government approval is not necessary for the Company’s business and government regulations have a negligible effect on its business.

Competition

We compete with other companies which have greater financial resources and experience than us. Our competitors include other, larger entities, which have substantially greater financial and other resources than us.

Item 1A.  RISK FACTORS

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

RISKS RELATED TO OUR BUSINESS

The Company is a development stage company with no operating history, and there is a risk we will not be able to sustain our operations, which means that investors may lose their entire investment.

 We have no operating history and are still a development stage company.  Since we have no history of operations, there is no way to predict if we will be able to sustain our operations. Our portfolio company, Signature Entertainment, LLC has no operating history.  If we are unable to sustain our operations, investors may lose their entire investment.

Our Primary Assets at the Present Time Consist of Securities in one Start Up Portfolio Company; one with Limited Assets and one with No Assets.

Our only assets at this time are the limited liability company membership interests in Signature Entertainment, LLC, a start up company with no assets other than its plan of operations, which has no hard asset value.  Financial statements of portfolio companies are not presented herein, and if we were not to diversify our investments, investors risk would be limited to the risk of investing in  Signature Entertainment with no market value.

We Will Need to Raise Capital to Finance Investments

Such financing has historically come from a combination of borrowings and from the sale of common stock to third parties. We will need to raise additional capital to fund our anticipated operating expenses and future investments. Among other things, external financing will be required to cover our expenses. We cannot guarantee that financing whether from external sources or related parties will be available if needed or on favorable terms. The sale of our common stock to raise capital may cause dilution to our existing shareholders. Our inability to obtain adequate financing will result in the need to curtail business operations. Any of these events would be materially harmful to our business and may result in a lower stock price.

There is a Substantial Doubt About Our Ability to Continue as a Going Concern, which means that We May Not Be Able to Continue Operations Unless We Obtain Additional Funding

The report of our independent accountants on our December 31, 2007 financial statements included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages. Our ability to continue as a going concern will be determined by our ability to obtain additional funding. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our Common Stock Has No Market and May Never Develop a Market.

Prior to this offering, there has been no market for our common stock and there can be no assurance that an active trading market for our common stock will develop. As a result, this could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all.  After closing, management intends to apply to American Stock Exchange (AMEX) if qualified, or to another exchange or quotation medium it may qualify for, such as the over-the-counter bulletin board, but there can be no assurance that we will qualify for such listing or quotation or that such listing or quotation will be accepted.  We are not currently listed on AMEX or quoted on any quotation medium.

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

We Could Fail to Retain or Attract Key Personnel

Our future success depends, in significant part, on the continued services of Kenneth Eade. We cannot guarantee  that we would be able to find an appropriate replacement for key personnel. Any loss or interruption of our key personnel's services could adversely affect our ability to develop our business plan. We do not presently maintain key-man life insurance policies on Mr. Eade.

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

The broker or dealer who has effected sales of penny stock to a customer, unless exempted by the rules, is required to send to the customer a written statement containing the identity and number of shares or units of each such security and the estimated market value of the security. Imposing these reporting and disclosure requirements on a broker or dealer make it unlawful for the broker or dealer to effect transactions in penny stocks on behalf of customers. Brokers or dealers may be discouraged from dealing in penny stocks, due to the additional time, responsibility involved, and, as a result, this may have a deleterious effect on the market for IFDC 's stock.

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

Item 2.  PROPERTIES

We sublease our executive offices in Beverly Hills, California from our Secretary/Director Kenneth Eade, who has agreed to cover certain operating expenses for our first year of operations.  We consider our existing facilities to be adequate for our current needs.

Item 3.  LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings and, to the best of our knowledge, no such action by or against the Company has been threatened.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

              MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following securities were sold by the registrant during the past two fiscal years,  that were not registered under the Securities Act:

On September 24, 2007, 5,000,000 shares of common stock were issued to officer and director Kenneth Eade, pursuant to Section 4(2) of the Securities Act of 1933.

On November 29, 2007, 1,000,000 shares of common stock were issued to officer and director Kenneth Eade, in exchange for preferred stock of Imperia Entertainment, Inc., pursuant to Section 4(2) of the Securities Act of 1933.

On November 29, 2007, 1,000,000 shares of common stock were issued to officer and director George Ivakhnik, in exchange for preferred stock of Imperia Entertainment, Inc., pursuant to Section 4(2) of the Securities Act of 1933.

On August 26, 2008, the entire transaction by which shares of Imperia Entertainment, Inc. were acquired was mutually rescinded and the transaction was accounted for as follows:

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

On August 22, 2008, 525 shares of common stock were issued to non-affiliate investors, pursuant to Section 4(2) of the Securities Act of 1933, and other applicable exemptions.

On August 28, 2008, 1,250 shares of common stock were issued to non-affiliate investors, pursuant to Section 4(2) of the Securities Act of 1933, and other applicable exemptions.

On September 12, 2008, 125 shares of common stock were issued to non-affiliate investors, pursuant to Section 4(2) of the Securities Act of 1933, and other applicable exemptions.

On September 27, 2008, 717 shares of common stock were issued to non-affiliate investors, pursuant to Section 4(2) of the Securities Act of 1933, and other applicable exemptions.

On September 24, 2008, 2,500 shares of common stock were issued to non-affiliate investors, pursuant to Section 4(2) of the Securities Act of 1933, and other applicable exemptions.

No underwriters were used in any of the above-referenced sales.

The company’s common stock has no market and, although the issuer intends to attempt to obtain a quotation for its common stock on a quotation system such as the over-the-counter bulletin board, there can be no assurance that such a quotation will ever be established.

Item 6.  SELECTED FINANCIAL DATA

The registrant is a smaller reporting company, pursuant to Rule 229.10(f)(1), and is not required to report this information.  The financial statements of the issuer are attached.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

              RESULTS OF OPERATIONS.

The company has focused since its inception on forming its corporate structure, developing its business plan and raising capital.  The company is a development stage company with a plan of operations as set forth below.

PLAN OF OPERATIONS

The Company has filed a Form N-54A with the SEC, to be regulated as a business development company ("BDC") under the Investment Company Act of 1940 ("1940 Act").  A business development company is defined and regulated by the 1940 Act. A business development company must be organized in the United States for the purpose of investing in or lending primarily to private companies and making managerial assistance available to them. A business development company may use capital provided by public shareholders and from other sources to invest in long-term, private investments in businesses. A business development company provides shareholders the ability to retain the liquidity of a publicly traded stock, while sharing in the possible benefits, if any, of investing primarily in privately owned companies.

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

Critical Accounting Estimates and Policies

The discussion and analysis of our financial condition and plan of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including, among others, those affecting revenue, the allowance for doubtful accounts, the salability of inventory and the useful lives of tangible and intangible assets. The discussion below is intended as a brief discussion of some of the judgments and uncertainties that can impact the application of these policies and the specific dollar amounts reported on our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, or if management made different judgments or utilized different estimates. Many of our estimates or judgments are based on anticipated future events or performance, and as such are forward-looking in nature, and are subject to many risks and uncertainties, including those discussed below and elsewhere in this annual report. We do not undertake any obligation to update or revise this discussion to reflect any future events or circumstances.

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

The Company has historically experienced operating losses and negative cash flow.  The Company expects that these operating losses and negative cash flows may continue through additional periods.  In addition, the Portfolio Company has no record of revenue- producing operations and there is no operating history upon which to base an assumption that it will be able to achieve its business plans.

During the next twelve months, the Company plans to satisfy its cash requirements by equity financing. The Company has no current material commitments. The Company intends to undertake sales of its common stock in order to raise future development and operating capital. There can be no assurance that the Company will be successful in raising the capital it requires through the sale of its common stock. The Company does not anticipate any product research and development in the next twelve months.

The Company has no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operatings, liquidity, capital expenditures or capital resources that is material to investors.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the company are attached as Exhibits to Item 15 and are hereby incorporated by reference.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Since inception, there have been no changes of or disagreements with our independent accountants.

Item 9A.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer/Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2008. In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Furthermore, management considered certain matters deemed by the Company’s independent auditors to constitute a material weakness in the Company’s internal control over financial reporting described below. Based upon the required evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2008, the Company has determined that its system of controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Item 9A(T)  CONTROLS AND PROCEDURES

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the company.

In order to satisfy its responsibilities, management has instituted a procedure, whereby financial statements are prepared by the Chief Financial Officer, reviewed by the Chief Executive Officer, distributed to the board of directors for review and comment, and given to its outside accountant (former Chief Financial Officer) to review, along with the company’s books and records for the periods covered in the financial statements.  The financial statements are then presented to the company’s independent accountant for an independent review prior to the filing and disclosure of any financial information.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer/Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2008. In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Furthermore, management considered certain matters deemed by the Company’s independent auditors to constitute a material weakness in the Company’s internal control over financial reporting described below. Based upon the required evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2008, the Company has determined that its system of controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Management had determined during the last fiscal year, that there were material weaknesses in its internal control over financial reporting procedures, and developed the current procedure to amelieorate the internal procedures.

Item 9B.  OTHER INFORMATION

During the first quarter of fiscal year 2009, the company and Not By Sight Entertainment, Inc. have mutually rescinded the amended share purchase agreement dated September 10, 2008, whereby the company was to acquire common stock of Not By Sight.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position

Jeff Ritchie	48	Chief Executive Officer, Director

Kenneth Eade	49	Chief Compliance Officer, Chief Financial Officer, Secretary, Director

Patrick Peach	48	Director

Sanford M. Passman	55	Director

Robert Searcy	48	Director

Affiliate Officers and Directors

Jeff Ritchie.  Jeff Ritchie is the current Chief Executive Officer and director of the company, since 2008.  Ritchie began his film career in post-production by using advancements in computer technology to create a cost-effective computer graphics company with such clients as Disney and CBS.  Having a lifelong passion for filmmaking, Ritchie sold his company and started working in film production. Ritchie worked for various studios, completing over 15 films, during that time Ritchie quickly rose up the ranks of feature film producer, and has produced over a dozen feature films, written three produced scripts and produced numerous commercials all in the last eight years.  Ritchie has experience in managing private production companies, working for such production companies such as Crystal Sky Communications (Ghost Rider, Baby Genuises), Roger Corman’s New Horizon (The Haunting of Hell House), and has become a mainstay in the film industry and has developed solid relationships with studios and mini majors along with working relationships with production companies, sales distribution companies and with management and talent agencies.  Ritchie’s film credits include 'SOULKEEPER'  a film made on a very modest budget, which premiered on the sci-fi channel in 2001 and scored in the top non-theatrical sales week after week at video stores.

He produced and wrote 'COOKERS' a hardcore, gritty drug/horror story that has made the rounds at many film festivals including Milan Film Festival where it won Best Film, Best Cinematography, Best Editing and Best Music. It also won best film and best script at Screamfest and has garnered awards at many other film festivals around the world. Cookers also enjoyed a small but successful theatrical release.   Ritchie wrote and produced 'AMERICAN CRIME', a psychological thriller which stars Rachel Leigh Cook, Kip Pardue, Annabella Sciorra and Carey Elwes. He followed it with the release of the heartwarming romantic Comedy 'MR. FIXIT' starring David Boreanz.  Both films had overseas theatrical releases and garnered high sales domestically.

Kenneth G. Eade.  Mr. Eade is the current Secretary, Chief Compliance Officer, and Director of the Company, since inception. He current serves as the Chief Financial Officer of the Company, since December 2008.  He has served as the Chairman of Imperia Entertainment, Inc., from  July 2005 through December 2007, and served as its CEO from March 2007 through December 2007.  From February 2007 through September 2007, he served as the President of Muller Media, Inc.  From October 5, 2003 through June 2005, he served as President of Muller Media, Inc.  From 1998 to the present time, he has been engaged in the practice of corporate and securities law, doing public and private offerings, SEC filings, blue sky state filings, mergers and acquisitions, and helping small to medium sized development stage companies to obtain quotations of their securities on recognized quotation mediums.  From 1987 through 1998, he was engaged in the practice of general law, emphasizing corporate and securities law.  He is a member of the California Bar, and the federal District Court for the Central District of California.  He holds a Juris Doctor in Law from Southwestern University School of Law, and a B.A. in Liberal Studies from California State University, Northridge.  Mr. Eade stipulated to discipline including a 60 day suspension from practice by the California Bar in 1992 in connection with a personal injury case he successfully tried in the 80’s, because of his failure to pay a chiropractor more than the jury awarded in medical expenses.  This led to him stipulating to discipline with no actual suspension in 1995 for the unauthorized practice of law because he had not been able to find attorneys to substitute for him in certain contingency cases, and continued to help the litigants in pro per with certain legal papers.  In 2001 he stipulated to discipline with no actual suspension for the late return of a flat fee charged for a bankruptcy matter after the bankruptcy petition had been drawn but the client decided not to file, because the flat fee included a filing fee that was not sequestered in a trust account.

Non-interested directors

Patrick Peach.  Patrick Peach has been an independent director of the company since April 21, 2008.  Mr. Peach started his entertainment career as a literary agent, and produced his first film at the age of 23.  As an independent producer, his credits include, Prey of the Chameleon, A Showtime world premiere in 1992, The Chinatown Connection, Big Bad John, Bitter Harvest, and the Glass Shield.  Through his own production company, Peach produced When the Bough Breaks (1993), Mother (1994) and Galaxis.  From 1994 through 1995, Peach served as Supervising Producer for Film Finances, Inc. on the completion of eight visual effects intensive features by Full Moon Entertainment, including Josh Kirby: Time Warrior, Pre Hysteria II, and The Wee Folk I & II.    In 1995, he produced Maximum Surge, an interactive game and movie for Digital Pictures.  In 1996 he produced Sticks and Stones for Hallmark Entertainment, co-produced, DNA, an HBO World Premiere, and was Supervising Producer on Bombshell, a Sci-Fi Channel World Premiere.

He also produced Suicide Kings (1998) for Artisan Entertainment.  Since 1998, Peach has produced P.U.N.K.S., a Disney Original Picture, and worked on several films for Miramax, Lions Gate, and Dimension Films.  In 2000, he co-produced Highlander: Endgame, and worked for Miramax on Equilibrium and Imposter.  In 2001, as a result of his work on Project Greenlight, Peach produced Stolen Summer, released by Miramax in 2002.  Since then, he has co-produced the Theme Park Attraction, StarTrek Voyager: Borg Encounter, Outin Riley (2004), Icon (2004), Canes, and has worked on Cookers (2005), the Guardian (2006), and Nanking.  Peach also produces commercials for clients Renault, Volkswagen, Nickelodeon and Comedy Central.  He has studied entertainment law, film production; screenwriting, distribution, marketing and finance at UCLQ, USC, AFI and Writer’s Boot Camp.

Sanford M. Passman.  Sanford M. Passman has been an independent director of the company since April 21, 2008.  Mr. Passman has served as a member of the California Bar since 1977.  A well known litigator in Los Angeles, Passman’s practice concentrates heavily on entertainment law and securities litigation.  Passman served as a partner of Miracle Entertainment, Inc., a personal management for recording artists.  He founded Outpost Management, representing directors, writers and actors, produced The Big Knife, on stage, a theatrical motion picture, burning Down the House, an award winning musical documentary, Standing in the Shadows of Motown, and is a partner in Rimshot Management, a personal management firm representing musical artists. He is also a founding partner of Tripartite LLC, an entity with various Internet business interests.

Robert Searcy.  Robert Searcy has been an independent director of the company since August 8, 2008.  Mr. Searcy is the current principal of Terra Firma Services since 1995, a company which specializes in land use planning and project management and development.  At the helm of Terra Firma, Mr. Searcy has managed telecommunications sites for AT&T Wireless, L.A. Cellular and Bechtel, and for Sprint and Lucent Technologies.  From 2004 through 2007, he was employed as a Land use and Entitlement manager for MWH Development Corporation.  From 1995 through 1996 he was employed as the Principal Planner for the City of Calabasas, managing the day to day operations of the Planning and Environmental Services Departments and served as the City Council and Planning Commission Coordinator/Liaison .  From 1990 through 1995, he served as Senior Planner for the City of Diamond Bar.  He holds a Masters Degree in Urban Planning (1989) from Kansas University and a B.A. in Political Science (1985) from Washburn University.  He has served on the board of directors of the Century City Chamber of Commerce, and the San Gabriel Fair Housing Council.

Item 11.  EXECUTIVE COMPENSATION

The following table provides information as to cash compensation of all officers of the Company, for each of the Company’s last two fiscal years.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation Earnings	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Kenneth Eade, CCO, CFO, Sec.	2007 2008	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0
George Ivakhnik, V.P. Treasurer	2007 2008	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0
Jeff Ritchie, CEO	2007 2008	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0

The company has entered into employment contracts with each of our executive officers, providing for the payment of $120,000 each in annual salaries, commencing the first quarter of fiscal year 2009.  There are no outstanding equity awards or options to officers issued or outstanding.

The following table provides information concerning the compensation of the directors of the Company for the past fiscal year:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Kenneth Eade	$0	$0	$0	$0	$0	$0	$0
Jeff Ritchie	$0	$0	$0	$0	$0	$0	$0
Rob Searcy	$0	$0	$0	$0	$0	$0	$0
Sanford Passman	$0	$0	$0	$0	$0	$0	$0
Patrick Peach	$0	$0	$0	$0	$0	$0	$0

There are no outstanding equity awards or options to directors issued or outstanding.

Corporate Governance

The Board of Directors is committed to maintaining strong corporate governance principles and practices. The Board periodically reviews evolving legal, regulatory, and best practice developments to determine those that will best serve the interests of our shareholders.

Meetings and Attendance

Our Board of Directors is required by our by laws to hold regularly scheduled annual meetings.  In addition to the annual meetings, it has the authority to call regularly scheduled meetings and special meetings by resolution.   Our Board met 1 time during the past fiscal year.

All incumbent directors attended 100% or more of the Board meetings during the last fiscal year.

Nominations of Directors

There are no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors.

Audit Committee

The Company has standing audit committee, established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, consisting of independent director Patrick Peach and independent director Robert Searcy.  No member of the audit committee may accept directly or indirectly any consulting, advisory, or other compensatory fee from the company or any subsidiary, not including fixed amounts of compensation under a retirement plan for prior service, and may not be an “interested person” as defined in section 2(a)(19) of the Investment Company Act of 1940.

Item 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information furnished to us with respect to the beneficial ownership of our common stock by (i) each executive officer, director and nominee, and by all directors and executive officers as a group, and (ii) each beneficial owner of more than five percent of our outstanding common stock, in each case as of September 30, 2008. Unless otherwise indicated, each of the persons listed has sole voting and dispositive power with respect to the shares shown as beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class
Common Stock	Kenneth Eade 190 N Canon Drive Suite 420 Beverly Hills, CA 90210	13,500	72.5%
Common Stock	Jeff Ritchie 190 N Canon Drive Suite 420 Beverly Hills, CA 90210	0	0%
Common Stock	George Ivakhnik 190 N Canon Drive Suite 420 Beverly Hills, CA 90210	0	0%
Common Stock	Shares of directors and executive officers as a group (6 persons)	13,500	72.5%

The issuer is not aware of any person who owns of record, or is known to own beneficially, five percent or more of the outstanding securities of any class of the issuer, other than as set forth above. The issuer is not aware of any person who controls the issuer as specified in section 2(a)(1) of the Investment Company Act of 1940. The Company does not have an investment advisor.  Our independent directors hold no shares.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR

                INDEPENDENCE.

On September 24, 2007, 5,000,000 shares of common stock were issued to officer and director Kenneth Eade, pursuant to Section 4(2) of the Securities Act of 1933.

On November 29, 2007, 1,000,000 shares of common stock were issued to officer and director Kenneth Eade, in exchange for preferred stock of Imperia Entertainment, Inc., pursuant to Section 4(2) of the Securities Act of 1933.

On November 29, 2007, 1,000,000 shares of common stock were issued to officer and director George Ivakhnik, in exchange for preferred stock of Imperia Entertainment, Inc., pursuant to Section 4(2) of the Securities Act of 1933.

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

The company has three independent directors; Patrick Peach, Sanford M. Passman and Robert Searcy, whose independence were determined by the board of directors according to the independence tests found in Section 2(a)(19) of the Investment Company Act of 1940, which provides that the director must not be:

i.

any affiliated person of such company,

ii.

any member of the immediate family of any natural person who is an affiliated person of such company,

iii.

any interested person of any investment adviser of or principal underwriter for such company,

iv.

any person or partner or employee of any person who at any time since the beginning of the last two completed fiscal years of such company has acted as legal counsel for such company,

v.

any person or any affiliated person of a person (other than a registered investment company) that, at any time during the 6-month period preceding the date of the determination of whether that person or affiliated person is an interested person, has executed any portfolio transactions for, engaged in any principal transactions with, or distributed shares for--

I.

the investment company;

II.

any other investment company having the same investment adviser as such investment company or holding itself out to investors as a related company for purposes of investment or investor services; or

III.

any account over which the investment company's investment adviser has brokerage placement discretion,

vi.

any person or any affiliated person of a person (other than a registered investment company) that, at any time during the 6-month period preceding the date of the determination of whether that person or affiliated person is an interested person, has loaned money or other property to--

I.

the investment company;

II.

any other investment company having the same investment adviser as such investment company or holding itself out to investors as a related company for purposes of investment or investor services; or

III.

any account for which the investment company's investment adviser has borrowing authority,

vii.

any natural person whom the Commission by order shall have determined to be an interested person by reason of having had, at any time since the beginning of the last two completed fiscal years of such company, a material business or professional relationship with such company or with the principal executive officer of such company or with any other investment company having the same investment adviser or principal underwriter or with the principal executive officer of such other investment company:

Provided, That no person shall be deemed to be an interested person of an investment company solely by reason of his being a member of its board of directors or advisory board or an owner of its securities, or his membership in the immediate family of any person who is a member of its board of directors or advisory board of an owner of its securities.

The board also considers the guidelines of section 303A.02 of the New York Stock Exchange Listed Company Manual, which requires that 1) the board of directors affirmatively determine that the director has no material relationship with the company (either directly or as a partner, shareholder, or officer of an organization that has a relationship with the company;)  2) the independent director must not be an employee of the company, or have an immediate family member who is or has been an executive officer of the company, and cannot have received, during any 12 month period within the last three years, more than $120,000 in direct compensation from the company, other than director and committee fees and pension or other forms of deferred compensation for prior service, provided such compensation is not contingent in any way on continued services; 3)  The director must not be a current partner or employee of a firm that is the company’s internal or external auditor, have an immediate family member who is a current employee of such a firm , or have an immediate family member who is a current employee of such firm and personally worked on the company’s audit, or an immediate family member was within the last three years a partner of such a firm and personally worked on the company’s audit within that time; 4) the director or an immediate family member is not and has not been, during the past three years, employed as an executive officer of another company where any of the company’s officers at the same time serves or served on the other company’s compensation committee; and 5) the director must not be a current employee of, or have an immediate family member who is a current executive officer of a company that has made payments to, or received payments from the registrant for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $1 million or 2% of the other company’s consolidated gross revenues.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

We have not changed our independent accountants since inception.  Our independent accountant’s reports on the financial statements for the Registrant for the last two years of financial statements reported has not contained an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles, except for the fact that the accountant included an opinion that, due to the Registrant’s significant losses from operations and dependence on financing to continue its operations, there is doubt about the Registrant’s ability to continue as a going concern.

During the two most recent fiscal years, there have been no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the accountant, would have caused it to make reference to the subject matter of the disagreements in connection with the reports.

The Company’s Audit Committee consists of interested director Kenneth Eade and independent director Patrick Peach.  The Audit Committee verified the following with respect to our independent accountants:

1

The accountant is and has been in good standing within the jurisdiction of its practice.

2

The accountant is a member in good standing of the Public Accountancy Oversight Board (PAOB).

3

The accountant is capable of exercising objective and impartial judgment on all issues encompassed within its potential engagement, and that no member of the firm had any interest or relationship with any officer, director or principal shareholder.

Audit Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements is approximately the sum of $5,500 which all related to the review and audit of Company financial statements.

Tax Fees

No fees were paid to the former accountant for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning.

All Other Fees

 No other fees were paid to the former accountant for any other services.

Item 15.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES.

The following financial statements are filed as part of this annual report:

 Report of Independent Registered Certified Public Accountant

 Financial Statements

 Balance Sheet

 Statement of Operations

 Statement of Stockholders’ Equity

 Statement of Cash Flows

 Notes to Financial Statements

The following exhibits are filed as part of this annual report:

None

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholder of
Independent Film Development Corporation

We have audited the accompanying balance sheet of Independent Film Development Corporation (a Development Stage Company) as of September 30, 2008 and 2007, and the related statements of operations, statements of changes in net assets (liabilities) stockholders’ equity and cash flows for the year ending September 30, 2008, the period from September 14, 2007 (inception) to September 30, 2007 and for the period from September 14, 2007 (inception) to September 30, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of the Company’s internal control over its financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Independent Film Development Corporation as of September 30, 2008 and 2007, and the results of its operations and cash flows for the year ended September 30, 2008 the period from September 14, 2007 (inception) to September 30, 2007 and for the period from September 14, 2007 (inception) to September 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements  the Company has not  generated any significant revenue during the period September 14, 2007 (inception) through September 30, 2008 and has funded its operations primarily through the issuance of equity.  This matter raises substantial doubt about the Company’s ability to continue as a going concern unless it is able to generate sufficient cash flows through the issuance of additional debt or equity financing to meet its obligations and sustain its operations.  Management’s plans regarding those matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Gruber & Company, LLC

    Lake Saint Louis, Missouri

    February 27, 2009

Independent Film Development Corporation (a Development Stage Company) Balance Sheet

	9/30/2007	9/30/2008

ASSETS

Current Assets
Cash in bank	$ 500	$ 3,029
Securities Signature Entertainment (100% membership interests)		50,000
Total Current Assets	500	53,029
TOTAL ASSETS	500	53,029
LIABILITIES
Deferred income taxes	--	17,000

Total Liabilities	--	17,000
NET ASSETS (LIABILITIES)	500	36,029
Common stocks , $.0001 par value
Authorized shares; 500,000,000
Issued and outstanding shares; 125
and 18,617 at Sept. 30, 2007 and 2008 respectively		2
Preferred Stock, .0001 par value		--
Paid in capital	500	36,440
(Deficit accumulated during development	--	(33,413)
Net unrealized gain on investments, net of income taxes of 17,000	--	33,000

TOTAL NET ASSETS (LIABILITIES)	500	36,029
TOTAL LIABILITIES AND NET ASSETS (LIABILITIES)	500	53,029
NET ASSET VALUE PER COMMON SHARE	$ 4.00	$ 2.85

See accompanying notes to financial statements

Independent Film Development Corporation (a Development Stage Company) Statement of Operations
	Year Ended September 30, 2007	September 17, 2007 (inception) through September 30, 2007	September 17, 2007 (inception) through September 30, 2008

INVESTMENT INCOME	$ --	$ --	$ --
Total Income	--	--	--
EXPENSES	33,413	--	33,413
General and Administrative
Total Expenses	33,413	--	33,413
NET INVESTMENT GAIN (LOSS)	(33,413)	--	(33,413)
NET UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net unrealized gain on investments, net of income taxes of $17,000	33,000		33,000

Net increase (decrease) in assets resulting from operations	(413)	--	(413)

Increase (decrease) in net assets per common share	$.02	--	$.02

See accompanying notes to financial statements

Independent Film Development Corporation (a Development Stage Company) Statement of Changes in Net Assets (Liabilities)
	Year Ended September 30, 2007	September 17, 2007 (inception) through September 30, 2007	September 17, 2007 (inception) through September 30, 2008

INCREASE IN NET ASSETS FROM OPERATIONS
Net Operations Loss	$(33,413)	($ --)	$ (33,413)
Net unrealized gain on investments, net of income taxes of $17,000	33,000	--	33,000
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(413)		$(413)
CAPITAL STOCK TRANSACTIONS
PROCEEDS FROM SALE OF COMMON STOCK	35,942	500	36,442
TOTAL INCREASE IN NET ASSETS	35,529	500	36,029
NET ASSETS AT BEGINNING OF PERIOD	500	--	--
NET ASSETS/(LIABILITIES) END OF PERIOD	$36,029	$ 500	$36,029

See accompanying notes to financial statements

Independent Film Development Corporation (a Development Stage Company) Statement of Cash Flows
	Year ended Sept. 30, 2007	Sept. 17, 2007 (inception) Through Sept. 30, 2007	Sept. 17, 2007 (inception) through Sept. 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Decrease in net assets resulting from operations	$(413)	$ --	$ (413)
Adjustments to reconcile net income to net cash provided in operating activities
Net unrealized investment gain	33,000	--	33,000
Net cash used in operating and investing activities	(33,413)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock	35,942	500	36,942
Total cash from financing activities	35,942	500	36,942
INCREASE (DECREASE) IN CASH	2,529	500	3,029
BEGINNING CASH	500	--	$ --
ENDING CASH	$3,029	$ 500	$3,029
Supplemental disclosure of cash flow information:
Interest paid		$ --	$ --
Income tax paid		--	--
See accompanying notes to financial statements

Independent Film Development Corporation (a Development Stage Company) Statement of Stockholders’ Equity
	Number of Shares Outstanding	Common Stock at Par Value	Paid in Capital	Deficit Accumulated During Development	Net unrealized Appreciation On Investments	Total

Beginning balance	--	$ --	$ --	$ --	$ --	$ --
Stocks issued for cash	125	--	500	--	--	500
Balance September 30, 2007	125	--	500	--	--	(981)
Stocks issued for cash	18,492	2	35,940	--	--	14,146
Loss from operations year ended September 30, 2008	--	--	--	(33,413)
Balance at June 30, 2008	18,617	2	36,440	(33,413)
Net unrealized gain on investments				33,000
Total net assets				$36,029	33,000	33,000

See accompanying notes to financial statements

Independent Film Development Corporation

(a Development Stage Company)

Schedule of Investments at September 30, 2008

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

September 30, 2008

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not generated any significant revenue during the period September 14, 2007 (inception) thorough September 30, 2008 and has funded its operations primarily through the issuance of equity. This matter raises substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Accordingly, the Company’s ability to accomplish its business strategy and to ultimately achieve profitable operations is dependent upon its ability to obtain additional debt or equity financing. Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

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

Advertising Costs

Advertising costs are expensed as incurred. There were no advertising expenses for the period September 14, 2007 (inception) through September 30, 2008.

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

Basic and Diluted Income/(Loss) Per Share:

In accordance with SFAS No. 128, "Earnings Per Share," the basic income/(loss) per common share is computed by dividing net income/(loss) available to common stockholders by the  weighted average number of common shares outstanding. Diluted income per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of September 30, 2008, the Company does not have any equity or debt instruments outstanding that can be converted into common stock.

Segment Reporting

Based on the Company's integration and management strategies, the Company operates in a single business segment. For the period September 14, 2007 (inception) through September 30, 2008, the Company had no revenue.

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

As of September 30, 2008, the Company’s investments consisted 94% of marketable over-the-counter securities classified as Level 2 assets and 6% in limited liability company interests valued by its board of directors classified as Level 3 assets.

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

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed.  Management is currently evaluating the effect of this pronouncement on financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations.” SFAS No. 141 (Revised 2007) changes how a reporting enterprise accounts for the acquisition of a business. SFAS No. 141 (Revised 2007) requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with Ltd. exceptions, and applies to a wider range of transactions or events. SFAS No. 141 (Revised 2007) is effective for fiscal years beginning on or after December 15, 2008 and early adoption and retrospective application is prohibited.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133.”  This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on its results of operations or financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  This Statement will not have an impact on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.”  The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement will not have an impact on the Company’s financial statements.

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

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

Independent Film Development Corp.

Registrant

Date: March 31, 2009

By /s/ Jeff Ritchie

______________

Jeff Ritchie

CEO and Director