Form 10-Q
period 2008-12-31
Independent Film Development CORP
filed 2009-05-26
CIK 1425883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

_X_	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2008

____	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                to

INDEPENDENT FILM DEVELOPMENT CORPORATION

 (Name of small business issuer specified in its charter)

Nevada	56-2676759
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

190 N. Canon Drive Suite 420, Beverly Hills, CA	90210
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company X

As of December 31, 2008, the issuer had  49,690 shares of common stock outstanding and 0 shares of preferred stock outstanding.

Transitional Small Business Disclosure Format:     Yes   ☐     No   ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“Commission”). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company’s Annual Report on form 10K, as amended, previously filed with the Commission.

Independent Film Development Corporation (a Development Stage Company) Balance Sheet (Unaudited)
December 31, 2008
ASSETS

Current assets

Cash in bank	$ 5,596
Subscription agreement receivable	85,000
Securities Signature Entertainment (100% membership interests)	50,000

Total current assets	140,596

TOTAL ASSETS	$140,596

LIABILITIES

Bank overdraft	$ -

Total Current Liabilities	-

Deferred income taxes	17,000

TOTAL LIABILITIES	17,000

NET ASSETS (LIABILITIES)

Common stocks , $.0001 par value
Authorized shares; 500,000,000
Issued and outstanding shares;
and 49,690 at December 31, 2008	5

Preferred Stock, $.0001 par value	--
Paid in capital	150,418
Retained earnings (deficit)	(59,827)

TOTAL NET ASSETS (LIABILITIES)	123,596

TOTAL LIABILITIES AND NET ASSETS (LIABILITIES)	$140,596
NET ASSET VALUE PER COMMON SHARE	$ 2.49
See accompanying notes to financial statements

Independent Film Development Corporation (a Development Stage Company) Schedule of Investments (Unaudited) at December 31, 2008 (restated)

Name of Issuer	Type of Investment	Industry	Balance held at close of period	Cost	Fair Value at close of Period	Percentage of Total Net Assets

Signature Entertainment, LLC	LLC memberships	Film distribution	100% of memberships	$50,000 (1)	$50,000	100%

				$50,000	$50,000	100%

See accompanying notes to financial statements

Independent Film Development corporation (a Development Stage Company) Statement of Operations (Unaudited)

	Three Months ended	Three months ended
	December 31, 2008	December 31, 2008

INVESTMENT INCOME	$ --	$ --

Total Income	--	--

EXPENSES	26,414	1,481
General and Administrative

Total Expenses	26,414	1,481
	(26,414)	(1,481)
NET INVESTMENT GAIN (LOSS)

NET UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net unrealized gain on investments, net of
Estimated income tax	33,000	--

Net increase in assets resulting from operations	$6,586	$ --
Increase in net assets per common share	$0.13	$ --

See accompanying notes to financial statements

Independent Film Development corporation (a Development Stage Company) Statement of Changes in Net Assets (Liabilities) (Unaudited)

	Three Months ended	Three months Ended
	December 31, 2008	December 31, 2007

INCREASE IN NET ASSETS FROM OPERATIONS
Net operations loss	$ (26,414)	$ (1,481)
Unrealized gain on investments, net	33,000	--
Subscription issuance	85,000
NET INCREASE (DECREASE) IN NET ASSETS
RESULTING FROM OPERATIONS	91,586	(1,481)

TOTAL INCREASE IN NET ASSETS	32,010	(1,481)

NET ASSETS/(LIABILITIES) BEGINNING OF PERIOD	36,029	500

NET ASSETS/(LIABILITIES) END OF PERIOD	$123,596	$0

See accompanying notes to financial statements

Independent Film Development corporation (a Development Stage Company) Statement of Cash Flows (Unaudited)

	Three months ended	Three months ended
	December 31, 2008	December 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES

Increase in net assets resulting from operations	$ (26,414)	$ (1,481)

Adjustments to reconcile net income to net cash
Provided in operating activities:

Net unrealized investment gain	-	-

Net cash used in operating and investing activities	(26,414)	(1,481)

CASH FLOWS FROM FINANCING ACTIVITIES

Net proceeds from issuance of common stock	29,981	--
Advances from related party	--	4,980
Total cash from financing activities	29,981	5,480

INCREASE (DECREASE) IN CASH	25,617	3,499
BEGINNING CASH	3,029	500

ENDING CASH	$ 5,596	$ 3,999

Supplemental disclosure of cash flow information:

Interest paid	$ --	$ --

Income tax paid	--	--

See accompanying notes to financial statements

Independent Film Development Corporation (a Development Stage Company) Statement of Stockholder's Equity (Unaudited)
	Number of Shares Outstanding	Common Stock at Par Value	Paid in Capital	Deficit Accumulated During Development	Net unrealized Appreciation On Investments	Total

Beginning balance	--	$ --	$ --	$ --	$ --	$ --
Stocks issued for cash	125	1	499	--	--	500
Loss year ended September 30, 2007				(1,481)		(1,481)
Balance Sept. 30, 2007	125	1	499	(1,481)		(981)

Stocks issued for cash	18,492	2	--	--	--	--
Loss for the year ended September 30, 2008				(31,932)		(31,932)
Balance at September 30, 2008	18,617	3	--	(31,932)	--	(31,932)
Stocks issued for cash	31,073	2	113,979	--	--	--

Loss three months ended
December 31, 2008	--	--	--	(26,414)	--	(26,414)

Unrealized appreciation
On investments	--	--	--	--	33,000	33,000

Balance December 31, 2008	49,690	$ 5	$150,418	$ (59,827)	$ 33,000	$ 123,596

See accompanying notes to financial statements

Independent Film Development Corporation

Development Stage Company)

Notes to Financial Statements

December 31, 2008

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not generated any significant revenue during the period September 14, 2007 (inception) thorough December 31, 2008 and has funded its operations primarily through the issuance of equity. This matter raises substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Accordingly, the Company’s ability to accomplish its business strategy and to ultimately achieve profitable operations is dependent upon its ability to obtain additional debt or equity financing. Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

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

Advertising Costs

Advertising costs are expensed as incurred. There were no advertising expenses for the period September 14, 2007 (inception) through December 31, 2008.

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

Basic and Diluted Income/(Loss) Per Share:

In accordance with SFAS No. 128, "Earnings Per Share," the basic income/(loss) per common share is computed by dividing net income/(loss) available to common stockholders by the  weighted average number of common shares outstanding. Diluted income per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2008, the Company does not have any equity or debt instruments outstanding that can be converted into common stock.

Segment Reporting

Based on the Company's integration and management strategies, the Company operates in a single business segment. For the period September 14, 2007 (inception) through December 31, 2008, the Company had no revenue.

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

As of December 31, 2008, the Company’s investments consisted 94% of marketable over-the-counter securities classified as Level 2 assets and 6% in limited liability company interests valued by its board of directors classified as Level 3 assets.

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

On or about December 16, 2009, 27,500 shares of common stock were issued to a non-affiliate investor, pursuant to Section 4(2) of the Securities Act of 1933, and Regulation D, Rule 506, in exchange for a $110,000 subscription, $25,000 of which was paid in cash and $85,000 of which was due on February 26, 2009.

On or about December 31, 2008, 3,573 shares of common stock were issued to affiliate Kenneth Eade, in exchange for cash and forgiveness of debt.

Item 2:  Management’s Discussion and Analysis or Plan of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this filing as well as with Management’s Discussion and Analysis or Plan of Operation contained in the Company’s Report on Form 10K for the period ended September 30, 2008, filed with the Securities and Exchange Commission.

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

We have identified below some of our accounting policies that we consider critical to our business operations and the understanding of our results of operations. This is not a complete list of all of our accounting policies, and there may be other accounting policies that are significant to us. For a detailed discussion on the application of these and our other accounting policies, see note 1 to the financial statements for the period ended December 31, 2008, included in this Form 10Q.

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

Advertising Costs

Advertising costs are expensed as incurred. There were no advertising expenses for the period September 14, 2007 (inception) through December 31, 2008.

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

Basic and Diluted Income/(Loss) Per Share:

In accordance with SFAS No. 128, "Earnings Per Share," the basic income/(loss) per common share is computed by dividing net income/(loss) available to common stockholders by the  weighted average number of common shares outstanding. Diluted income per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2008, the Company does not have any equity or debt instruments outstanding that can be converted into common stock.

Segment Reporting

Based on the Company's integration and management strategies, the Company operates in a single business segment. For the period September 14, 2007 (inception) through December 31, 2008, the Company had no revenue.

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

As of December 31, 2008, the Company’s investments consisted 94% of marketable over-the-counter securities classified as Level 2 assets and 6% in limited liability company interests valued by its board of directors classified as Level 3 assets.

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

Neither the Company’s investments nor an investment in the Company is intended to constitute a balanced investment program. The Company will be subject to exposure in the public-market pricing and the risks inherent therein.

Item 4: Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer/Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2008. In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Furthermore, management considered certain matters deemed by the Company’s independent auditors to constitute a material weakness in the Company’s internal control over financial reporting described below. Based upon the required evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2008, due to material weaknesses in internal control over financial reporting observed as a result of the evaluation, the Company has instituted more controls and procedures which management believes are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

On or about December 16, 2009, 27,500 shares of common stock were issued to a non-affiliate investor, pursuant to Section 4(2) of the Securities Act of 1933, and Regulation D, Rule 506, in exchange for a $110,000 subscription, $25,000 of which was paid in cash and $85,000 of which was due on February 26, 2009.

On or about December 31, 2008, 3,573 shares of common stock were issued to affiliate Kenneth Eade, in exchange for cash and forgiveness of debt.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

Exhibit No.:	Description
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

Reports on Form 8-K:

None during this period

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 18 , 2009	INDEPENDENT FILM DEVELOPMENT CORPORATION

BY : JEFF RITCHIE

/s/ Jeff Ritchie Jeff Ritchie Chief Executive Officer and Director