Form 10-Q
period 2009-03-31
Independent Film Development CORP
filed 2009-05-29
CIK 1425883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

_X_	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

As of March 31, 2009, the issuer had  49,690 shares of common stock outstanding and 0 shares of preferred stock outstanding.

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

Independent Film Development Corporation (a Development Stage Company) Balance Sheet (Unaudited)
March 31, 2009
ASSETS

Current assets

Cash in bank	$ --
Subscription agreement receivable	85,000
Securities Signature Entertainment (100% membership interests)	50,000

Total current assets	135,000

TOTAL ASSETS	$135,000

LIABILITIES

Bank overdraft	$ 76

Total Current Liabilities	76

Deferred income taxes	17,000

TOTAL LIABILITIES	17,076

NET ASSETS (LIABILITIES)

Common stocks , $.0001 par value
Authorized shares; 500,000,000
Issued and outstanding shares;
and 49,690 at March 31, 2009	5

Preferred Stock, $.0001 par value	--
Paid in capital	150,418
Retained earnings (deficit)	(65,499)

Net unrealized gain on investments, net of income taxes of $17,000	33,000

TOTAL NET ASSETS (LIABILITIES)	117,924

TOTAL LIABILITIES AND NET ASSETS (LIABILITIES)	$ 135,000
NET ASSET VALUE PER COMMON SHARE	$ 2.71
See accompanying notes to financial statements

Independent Film Development Corporation (a Development Stage Company) Schedule of Investments (Unaudited) at March 31, 2009

Name of Issuer	Type of Investment	Industry	Balance held at close of period	Cost	Fair Value at close of Period	Percentage of Total Net Assets

Signature Entertainment, LLC	LLC memberships	Film distribution	100% of memberships	$50,000 (1)	$50,000	100%

				$50,000	$50,000	100%

See accompanying notes to financial statements

Independent Film Development corporation (a Development Stage Company) Statement of Operations (Unaudited)

	Three months ended March 31, 2009	Six months ended March 31, 2009	Six months ended March 31, 2009

INVESTMENT INCOME	$ --	$ --	$ --

Total Income	--	--	--

EXPENSES	5,672	32,086	14,763
General and Administrative

Total Expenses	5,672	32,086	14,763

NET INVESTMENT GAIN (LOSS)	(5,672)	(32,086)	(14,763)

NET UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net unrealized gain on investments, net of
Estimated income tax	33,000	33,000	33,000

Net increase in assets resulting from operations	27,328	914	18 ,237
Increase in net assets per common share	$0.54	$0.02	$4.49

See accompanying notes to financial statements

Independent Film Development Corporation (a Development Stage Company) Statement of Changes in Net Assets (Liabilities) (Unaudited)

	Three months ended March 31, 2009	Six months ended March 31, 2009	Six months Ended March 31, 2008

INCREASE IN NET ASSETS FROM OPERATIONS
Net operations loss	$(5,672)	$ (32,086)	$ (14,763)
Unrealized gain on investments, net	33,000	33,000	33,000
Subscription issuance	85,000	85,000	--
NET INCREASE (DECREASE) IN NET ASSETS
RESULTING FROM OPERATIONS	27,328	85,914	18,237
TOTAL INCREASE IN NET ASSETS	27,328	85,914	18,237
NET ASSETS/(LIABILITIES) BEGINNING OF PERIOD	36,029	36,029	500
NET ASSETS/(LIABILITIES) END OF PERIOD	$117,924	$117,924	$ 18,237

See accompanying notes to financial statements

Independent Film Development corporation (a Development Stage Company) Statement of Cash Flows (Unaudited)

	Three months ended March 31, 2009	Six months ended March 31, 2009	Six months ended March 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES

Increase in net assets resulting from operations	$ (5,672)	$ (32,086)	$ (14,763)

Adjustments to reconcile net income to net cash
Provided in operating activities:

Net unrealized investment gain	-	-	-

Net cash used in operating and investing activities	(5,672)	(32,086)	(14,763)

CASH FLOWS FROM FINANCING ACTIVITIES

Net proceeds from issuance of common stock	--	29,981	14,646
Bank overdraft	76	76	118
Total cash from financing activities		30,057	14,764

INCREASE (DECREASE) IN CASH	(3,029)	(500)	(500)
BEGINNING CASH	3,029	500	500

ENDING CASH	$ --	$ --	$ --

Supplemental disclosure of cash flow information:

Interest paid		$ --	$ --

Income tax paid		--	--

See accompanying notes to financial statements

Independent Film Development Corporation (a Development Stage Company) Statement of Stockholder's Equity (Unaudited)
	Number of Shares Outstanding	Common Stock at Par Value	Paid in Capital	Deficit Accumulated During Development	Net unrealized Appreciation On Investments	Total

Beginning balance	--	$ --	$ --	$ --	$ --	$ --
Stocks issued for cash	125	1	499	--	--	500
Loss year ended September 30, 2007				(1,481)		(1,481)
Balance Sept. 30, 2007	125	1	499	(1,481)		(981)

Stocks issued for cash	18,492	2	--	--	--	--

Loss for the year ended September 30, 2008				(31,932)		(31,932)

Balance at September 30, 2008	18,617	3	--	(31,932)	--	(31,932)

Stocks issued for cash	31,073	2	113,979	--	--	--

Loss three months ended
March 31, 2009	--	--	--	(32,086)	--	(32,086)

Unrealized appreciation
On investments	--	--	--	--	33,000	33,000

Balance March 31, 2009	49,690	$ 5	$150,418	$ (64,018)	$ 33,000	$119,400

See accompanying notes to financial statements

Independent Film Development Corporation

Development Stage Company)

Notes to Financial Statements

March 31, 2009

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not generated any significant revenue during the period September 14, 2007 (inception) thorough March 31, 2009 and has funded its operations primarily through the issuance of equity. This matter raises substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Accordingly, the Company’s ability to accomplish its business strategy and to ultimately achieve profitable operations is dependent upon its ability to obtain additional debt or equity financing. Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

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

Advertising Costs

Advertising costs are expensed as incurred. There were no advertising expenses for the period September 14, 2007 (inception) through March 31, 2009.

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

Basic and Diluted Income/(Loss) Per Share:

In accordance with SFAS No. 128, "Earnings Per Share," the basic income/(loss) per common share is computed by dividing net income/(loss) available to common stockholders by the  weighted average number of common shares outstanding. Diluted income per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2009, the Company does not have any equity or debt instruments outstanding that can be converted into common stock.

Segment Reporting

Based on the Company's integration and management strategies, the Company operates in a single business segment. For the period September 14, 2007 (inception) through March 31, 2009, the Company had no revenue.

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

As of March 31, 2009, the Company’s investments consisted 94% of marketable over-the-counter securities classified as Level 2 assets and 6% in limited liability company interests valued by its board of directors classified as Level 3 assets.

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

We have identified below some of our accounting policies that we consider critical to our business operations and the understanding of our results of operations. This is not a complete list of all of our accounting policies, and there may be other accounting policies that are significant to us. For a detailed discussion on the application of these and our other accounting policies, see note 1 to the financial statements for the period ended March 31, 2009, included in this Form 10Q.

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

Advertising Costs

Advertising costs are expensed as incurred. There were no advertising expenses for the period September 14, 2007 (inception) through March 31, 2009.

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

Segment Reporting

Based on the Company's integration and management strategies, the Company operates in a single business segment. For the period September 14, 2007 (inception) through March 31, 2009, the Company had no revenue.

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

As of March 31, 2009, the Company’s investments consisted 94% of marketable over-the-counter securities classified as Level 2 assets and 6% in limited liability company interests valued by its board of directors classified as Level 3 assets.

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

Item 4: Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer/Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2009. In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Furthermore, management considered certain matters deemed by the Company’s independent auditors to constitute a material weakness in the Company’s internal control over financial reporting described below. Based upon the required evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2009, due to material weaknesses in internal control over financial reporting observed as a result of the evaluation, the Company has instituted more controls and procedures which management believes are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

On or about December 16, 2008, 27,500 shares of common stock were issued to a non-affiliate investor, pursuant to Section 4(2) of the Securities Act of 1933, and Regulation D, Rule 506, in exchange for a $110,000 subscription, $25,000 of which was paid in cash and $85,000 of which was due on February 26, 2009.

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

Dated : May 18 , 2009	INDEPENDENT FILM DEVELOPMENT CORPORATION

BY : JEFF RITCHIE

/s/ Jeff Ritchie Jeff Ritchie Chief Executive Officer and Director