Form 10-K
period 2009-09-30
Independent Film Development CORP
filed 2010-05-26
CIK 1425883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 For the transition period from _____________ to _____________

Commission file number: 814-00758

INDEPENDENT FILM DEVELOPMENT CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	56-2676759
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6399 Wilshire Blvd., Suite 507 Los Angeles, California	90048
(Address of principal executive offices)	Zip Code)

Registrant’s telephone number, including area code (323) 782-0602

Securities registered pursuant to Section 12(b) of the Act:

Title of each class

Name of each exchange on which registered

         None

                 None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, $0.0001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐     No    ☒

Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   Yes ☐     No    ☒

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

 Yes ☐     No    ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was: $0.00

The number of shares outstanding of each of the registrant’s classes of common stock, as of September 30, 2009 was 22,353,420 shares.

Item 1.  BUSINESS

Business Development

Independent Film Development Corporation was incorporated in Nevada on September 14, 2007. The Company's fiscal year ends on September 30.  Effective April 24, 2008 we commenced operating as a Business Development Company ("BDC") under Section 54(a) of the Investment Company Act of 1940 ("1940 Act").  On September 30, 2009, our board of directors elected to cease operating as a BDC.

Our current plan of operations is to acquire and develop independent films for production, sales and distribution, with a goal toward significant partnerships with mini-major and the major film studios, such as Lionsgate and Sony, while simultaneously emulating those companies’ recipes for success.

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements. The Company’s expectation of results and other forward-looking statements contained in this registration statement involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially from those expected are the following: business conditions and general economic conditions, competitive factors, such as pricing and marketing efforts, and the pace and success of product research and development. These and other factors may cause expectations to differ.

Current Business Plan of Operations

Independent Film Development Corporation’s overall plan of operations is to acquire and develop independent films for production, sales and distribution, with a goal toward significant partnerships with mini-major and the major film studios, such as Lionsgate and Sony, while simultaneously emulating those companies’ recipes for success.

Currently IFDC has no active operational business that specializes in the marketing and sale of independent films. However, IFDC does have a management and marketing sales staff with over 23 years of collective experience in identifying, producing, marketing and selling filmed entertainment.  The majority of IFDC’s Sales/Distribution business operates in a small, low risk, and profitable segment of the entertainment industry that connects the independent filmmakers directly to the domestic and foreign distribution outlets worldwide.

IFDC’s mission is to develop, produce and acquire films with high profit margins and built in “profit” safety nets. We will seek to leverage the combined talents of an experienced management/producing and sales/distribution team to develop, produce and acquire films for sale and distribution, IFDC will look to incorporate and acquire additional entertainment business’s that compliment and assist our current portfolio to increase the value of our overall securities, and enhance shareholder value.

IFDC’s new plan of operations has three main components of film production and finance; Co-financing, acquiring product in the development stage, and its own film production.  This, coupled with film distribution through our parent company’s new film distribution subsidiary, makes up the new revenue model for the Company.

Co-Financing

Co-financing  is where a company such as IFDC goes out looking for films that are already financed at 50% or more, the optimal is about 75%. This can afford IFDC an opportunity to come in with the remaining funds and as co-financier/executive producer.

This is beneficial for several reasons, first we are "last in", meaning we have a shorter investment span then other investors and we will also negotiate to be first out. Many times a film has to start by a certain date due to actor availability, state incentives, or other time limits that force the film to make favorable deals so as to not lose the film.

The average co-financing deal usually works like this:

•

We would review the project and make sure it meets with our requirements of:

•

Good Script

•

A solid Director

•

Actors of some prominence

We would also want the film to have some type of distribution already in place from foreign, domestic or both.  If the project meets with our project requirements we would partner with the production and bring in the remaining cash.

For our investment we would expect  an average of 110% to  130% return on our investment. Once IFDC and all other investors have recouped, then all additional income from the film would be split on a percentage basis based on the amount of the individual investor’s original investment.  In addition, IFDC would receive a presentation credit in the opening titles and normally one or two executive producer credits. This not only builds IFDC’s brand name nationally and internationally it also helps us gain the respect of our peers in the industry. IFDC will constantly be on the lookout for these types of co-financing projects.

Acquire and Develop Original Product in Development Stage

With this strategy we will seek projects at an early stage, usually with a finished script and possibly a director, producer or actor attached, or some amount of equity, usually in the range of 10% to 25%.

The requirements are very similar to all of our production strategies:

1.     Well written salable script with a genre that is on the wave of coming into popularity.

2.     Salable actors attached or interested

3.     Director of some prominence (actor directors for example)

4.     Projects that have some hard money attached

5.     Projects that have some form of distribution (rarely found at this stage)

6.     Projects that have some studio interest (rarely found at this stage)

IFDC will seek out projects that have many of the  points listed above,  then “option” the projects for a period of one to three years for as little money as possible, sometimes without any cash up front at all.

IFDC will then set about developing the project to get it to the point of funding. This will include script re-writes, and attaching actors. We will also use any director or producer already attached to the film to help with the work thus enabling IFDC to have several projects developing at once while not straining our resources; we have the individual filmmakers do the lion’s share of the work while we supervise and advise.

If the project gets to a point where we think it is strong enough, we will attempt to procure financing through traditional film financing sources such as foreign and domestic deals. If we think the individual project is strong enough, we can try to raise a portion or all of the money ourselves through private investors.

If we are unsuccessful at any stage of the game we can stop devoting resources to the project and allow its option to simply expire.

With this strategy IFDC plans to harvest the best and strongest projects to proceed forward into production.  The advantages to acquisitions at the development stage are: the ability to guide the development process along, gearing it for success, steering the important decisions such as cast, director etc in a direction that will help make a more successful and profitable film. In addition we will be able to gauge the viability of the project with a small investment and will not risk big dollars, resources, and time before we can establish if the film is marketable or not.

The negatives are simply that we will spend small amounts of cash developing projects, some of which we will not bring to fruition, and so those projects will be a loss, but the films we do move forward on will be much more assured of financial success.

Film Distribution

IFDC has no current film distribution business, but its plan of operations includes developing a distribution arm with the help of its management, who have over 23 years of film sales experience.

Each year, independent filmmakers produce over 15,000 films while only a small fraction are able to secure distribution for their product.  At the same time, the proliferation of theatrical and home entertainment outlets, including DVD/video (e.g., Netflix, Fox Video, Sony Video, Wal-Mart, Blockbuster), pay-per-view/video-on-demand (e.g., IN DEMAND), pay & free cable/satellite (e.g., HBO, Showtime), free television, new media (internet, pod-casting, web series, electronic delivery systems, etc.) and international markets, has resulted in an ever-increasing demand for filmed entertainment content around the globe.  However, the market connecting the filmmakers and the buyers of content is controlled by a few players in the industry.

The majority of the film distribution business will operate in a small, low risk, and profitable segment of the entertainment industry that connects the independent filmmakers and distribution outlets.  The company’s principal activities will consist of the following three complementary areas (in order of emphasis):

Sales agent – The company licenses partially or fully completed films made by independent filmmakers to entertainment distributions companies such as those listed above.  The company recoups expenses and earns commissions from the first dollar collected under the licensing deals it generates.   Unlike film producers who make large investments in the production of their films (with little guarantee of return), The company is able to generate its revenue from these films with minimal investment and risk.

Negative pickups – The company produces a film on behalf of a studio.  The company earns the difference between the predetermined budget and the actual cost of making the film, as well as a producer’s fee, typically generating between 5% - 10% of the total budget.

Film production – The company identifies, produces, and secures distribution of a film.  The Company owns the film in perpetuity and directly participates in all revenue generated by the film.  The company will only produce films when distribution is secured in advance by its sales agent arm.

There are few significant players in the small independent film sales agent business. The more prominent companies in this sector now focus on larger independent films.  Companies such as New Line Cinema, LionsGate, and The Weinstein Company, all began selling and distributing low-budget independent films before being acquired by major studios or going public.  As these companies have grown, their business has progressed towards larger budget films, creating a large opportunity for The company with smaller budgeted films.  In addition, investors such as Mark Cuban and Paul Allen are investing millions of dollars in entertainment production and distribution companies, such as Lions Gate, in order to secure content for their media outlets (HDNet and Charter Communications respectively).

The company’s leading distribution executive has 23 years experience in producing, selling and distributing feature film and television programming, have established a proven track record as well as valuable relationships throughout the entire film supply chain from independent producers to the buyers of filmed entertainment.  These relationships allow The company to operate in a lucrative and low-risk side of the entertainment business.  The Company anticipates having offices in both New York and Los Angeles.

Film Distribution Industry Overview

The motion picture industry continues to both grow and evolve.   2006 U.S. box office gross revenues reached approximately $8.8 billion (a 3.6% increase over 2001). Non-theatrical revenues grew 21% from 2001 to $12.3 billion making 2002 the first time that the home video revenue has surpasses that of theatrical grosses.

In the U.S. and international markets, the number of outlets for filmed entertainment continues to increase and fuel demand.  These outlets include: theaters, home video (DVD/Video purchases and rentals), television (pay per view (PPV), video on demand (VOD), premium and pay cable, free television, and satellite) and new media outlets.  In particular, the subscription growth in satellite and digital cable systems has providers scrambling to acquire programming for up to 500 channels.  As the number of home entertainment outlets continues to rise, the percentage of revenues earned by films in non-theatrical distribution outlets over all media outlets will continue to increase.

Another trend in the film industry is the significance of the independent film producers who produce over 15,000 films each year.  (Independent films are defined as films financed by any source other than a major studio.)  Independent film producers focus on raising money for the making and production of their films; they do not have the know-how or relationships to get their pictures distributed.  Accordingly, of the thousand of films produced each year, only several hundred generate any revenue at all while only a few dozen get distributed to theaters.  In fact, over 83% of DVDs in the market have never been released in theaters.

While the lion’s share of theatrical revenues continues to be generated from the major studio productions, the number of revenue generating films produced by independent filmmakers continues to rise.  In 2006, worldwide sales of independent films (all outlets) were estimated to be well over $6 billion.  Festivals like Sundance, Tribeca, Toronto, Berlin and others that showcase independent films are now major entertainment industry events.  In addition, each year several low-budget independent movies continue to “breakout” generating hundreds of millions in revenues (e.g., Little Miss Sunshine, Napoleon Dynamite, Cabin Fever, Saw, Diary of A Mad Black Woman, The Blair Witch Project, etc.).

The making and marketing of a movie can be broadly divided into two areas – production and distribution.

Production

The production of a film includes:

•

Identifying and acquiring the rights to a story.

•

Preproduction (budgeting, casting, location scouting, set design, etc.)

•

Principal photography

•

Post production (editing, scoring, credits, dubbing, effects, etc.)

The aggregate costs associated with the production of a film are known as “negative costs”.  Independent filmmakers typically finance these costs with proceeds from “friends and family”, and occasionally individual investors.  The financial undertaking of independent film production represent the riskiest element in the economics of the film industry because even the best made film will generate no revenue without distribution.  Unbelievably, extremely few independent films have secured distribution before production commences and only a small fraction of films made get distributed at all.

Distribution

The distribution of a film encompasses marketing, advertising and duplicating in all of the outlets (as described above).  Films are usually distributed to markets in order of marginal revenue potential.  Typically the order will be as follows:

•

Domestic theatrical*

•

Foreign theatrical*

•

Worldwide DVD/Video

•

Pay per view (PPV)

•

Pay TV

•

Foreign TV

•

Network TV

•

Syndication

*(Note as stated above, only a small percentage of films are distributed to theaters.)

Financial success in the theatrical markets is as much determined by a film’s marketing budget (which can equal and even surpass a film’s negative cost) as much as it is by the characteristics of the film (e.g., “quality”, cast, genre, etc.).  Accordingly, most independent movies, many that appeal to niche audiences, skip theatrical outlets and go “straight to DVD/Video”.

With respect to domestic outlets, most film distribution (both theatrical and non-theatrical) is controlled by the major film entertainment companies (i.e., Disney, Fox, Paramount, etc.) as well as mini major companies (e.g., Lion’s Gate, Think Films, Focus Features).  Independent filmmakers that do get distribution for their films typically receive “net proceed” deals which mean they receive licensee fees after the distributor/sales agent collects their commissions and recoups their costs.

Domestic Theatrical Distribution

Most producers of independent films that get distributed to the domestic theatrical marketplace do so under “net proceeds” arrangements.  In these arrangements, the distributor retains a distribution fee from the “film rental” (amount received from the exhibitor) and recoups the costs incurred in distributing the film from proceeds.  After these costs are recovered, the remaining amounts constitute “net proceeds” which are typically allocated according to negotiated percentages.

Foreign Distribution

Films released into foreign theatrical markets are typically licensed by distributors who then sublicense the rights to all outlets to foreign sub distributors on a territorial basis.  With respect to independent films, these deals are usually done either on a net proceeds basis or on a flat fee basis.

Worldwide DVD/Video Distribution

DVD/video cassettes are sold by distributor/sales agents directly to wholesalers who resell them to retailers who in turn rent or sell them to the public.

Television Distribution

Films licensed for television distribution, which includes pay-per view/cable television, network television, satellite, VOD and television syndication, are typically done so for a fixed number of showings over a period usually commencing one to four years after the initial theatrical or DVD/video release of the picture.  With syndication, producers may license the right to broadcast a picture on local commercial television stations in the United States.

Sales Agents

While there are purportedly a hundred plus companies that act as sales agents for independently produced films, there are only a handful of reputable companies with substantial backing and the ability to integrate and weather the ever changing marketplace.

Distribution Products and Services

The majority of the company’s distribution business will focus on the licensing of independently produced films to domestic and international distributors (as “sales agent”).  In addition, The company will produce small budget movies for major and sub-major studios (“negative pickups”) as well as produce movies that the Company will own (“internal productions”) in perpetuity.  All facets of The company’s business are low-risk while the sales agent and internal production are highly complementary.

Sales Agent

The overwhelming majority of independent films are made without adequate financing and/or distribution arrangements.  Often independent filmmakers run out of money during the finishing stages of a film.  In some cases, films get “stuck” in post production due to lack of payment to suppliers or become foreclosed films held by financial institutions and/or post production houses.  Those that have managed to complete their films then have the daunting undertaking of marketing the film to distributors.

The company’s primary focus is to act as a sales agent for independent film producers by providing the sales and marketing services for films.  The company acquires the rights to license these films (which are either fully or partially completed) from the filmmakers for little or no cash outlay.  The company then licenses the films to distributors in the various outlets (i.e., theatrical, home video, cable, TV, international, etc.).  The process usually takes between 1 – 12 months beginning when the sales agreement is effected with the filmmaker.  For a minimum cash outlay, The company participates in the revenue streams of films that cost hundreds of thousands to millions of dollars to produce.   In addition, The company earns commissions from the first dollar received and recoups its upfront expense before the producer receives any proceeds.

The company’s principals have the relationships and credibility with independent filmmakers, production suppliers and the distribution companies.  This is due to their track record of profitably identifying and licensing films on behalf of producers.  Further, the production experience of The company’s principals enables them to enable the completion of any unfinished films quickly and efficiently.

Acquisitions and Marketing

The company identifies films through its network of independent filmmakers as well as industry festivals and trade shows including Sundance, Tribeca, Cannes, and Toronto.   The company estimates that it will represent, as a sales agent, 60+ films in the five years in this plan.  These films are projected to have gross licensing fees ranging from $350,000 - $3,000,000 with the majority of films generating gross licensing fees in the high six figures.   While it is possible that one or more of these films is distributed in theaters, the projected gross licensing fees only include revenue from non-theatrical outlets.

The company will acquire the rights to license (as sales agent) films for a period of 7-25 years in return for a commission ranging from 10-30% of the licensing fees paid by the distributors.  In some cases, The company will incur minimal upfront costs including: advances to the filmmaker, costs for finalizing the film, and marketing costs.  Upon signing a sales agent agreement, The company and the filmmakers agree on the “market attendance fees”, trailer/artwork and other marketing costs.  These costs, along with any advances to the filmmaker and/or costs to complete the film, are recouped by The company after its commission, but before any proceeds are paid to the filmmaker.  The company will incur costs of approximately $40-150K per film to prepare marketing materials including the production of a trailer, artwork, etc.

The company will market these films to distributors in all domestic and international outlets by utilizing its relationships with distributors for various markets as well as through industry shows and conferences (e.g., AFM, MIPCOM, NATPE).

Sample gross profit calculation for a typical sales agent arrangement:

	Total		The company (gross profit)

Gross licensing fees	$500,000
The company commission	(125,000)		$125,000
Acquisition cost	(50,000)	(A)
Marketing (trailer & artwork)	(50,000)	(A)	5,000	(B)
Market attendance fees	(70,000)	(A)	45,500	(C)
Balance to producer	$205,000
The company gross profit			$175,500

(A)

- Recoupable after commission

(B) - Marketing costs have a 10% margin

(C) - Market attendance fees typically have at least a 65% margin

Negative Pickups

Studios often hire film production companies to produce lower budgeted films.  In these situations, known as “negative pickups”, the studio and the production company agree on a budget for the film and the production company keeps the difference of the budget and the actual cost of producing the film, as well as a producer’s fee, typically generating between 5% - 10% of the total budget.

The company’s principals have profitably produced low budget films.  The company’s ability to produce quality films at or under budget stems from low overhead and excellent relationships with industry suppliers.  As The company does not receive funds (other than the producer’s fee which is paid over the course of production) from the studio until after the film is delivered, a credit facility will be arranged to cover the cost of producing the film.  In addition, a completion bond is obtained.

The company expects to produce approximately 5 films under negative pickup arrangements with budgets ranging from $1.4M to $3.8M in the five years covered by this plan generating estimated profits ranging from $300K to $900K per film.

Internal Production

The financing and production of movies is often the riskiest and most rewarding part of the entertainment business. The company will mitigate the inherent risks by only producing films that have secured distribution in some or all markets.  In addition, The company will act as the sales agent for the films it produces.  In the five years covered by this plan, The company plans on producing 10 films with an average budget of $300,000.  These films are estimated to generated revenues ranging from $500,000 to $1,500,000 averaging $700,000.

Motion Picture Production

Initially, the Company will produce quality, moderately budgeted feature-length motion pictures, from a variety of genres, for worldwide distribution, which it will generally develop internally.  Said films will have a majority of the production budget pre-sold prior to embarking on production.  The Company will look to have approximately 75% of any individual budget covered by license fees to mitigate the downside risk of production.

1.  Late-Night Banner

Under a Late Night banner, the Company will produce feature-length motion pictures, generally budgeted at approximately $200,000 each (inclusive of corporate overhead and distribution expenses), with erotic R-Rated content that is produced to be distributed worldwide to cable television channels (e.g., HBO, Showtime, Cinemax and Playboy TV, etc.) worldwide during “late-night” time slots, and to and through the home entertainment distribution window (e.g., video and DVD).

ery complex system. Depending on the products' genre and the audience the company wants to reach, this will determine which strategy needs to be implemented.  IFDC has three strategies depending on the project:

1. Direct to Video (Home Video), Domestic and Foreign

2. Limited Theatrical, then Video, Domestic and Foreign

3. World Wide Theatrical then Video, Domestic and Foreign

All of these, involve the company making a licensing agreement with a distribution company. We at IFDC strive to make strategic relationships with the best companies here in the United States and internationally. We do this by fostering relationships at various festivals and film markets like MIPTV, Mifed, AFM and Cannes Market.

Direct to Video (Home Video) -  this will be used to create equity by selling the licenses for our current back catalogue for home video market.

We will find a DVD label that is compatible with our vision for this title. They will make a good transfer and only use the best quality for production in the creation of the DVD.

The DVD label will do a cross-market promotion of IFDC and the title, via press releases, PR and various other media on the release of the DVD, and then reviews after the title is released.

IFDC's name and branding will be shared with the DVD company on the DVD packaging.  IFDC will negotiate a good licensing fee with profits paid out every three months.

Direct to video will also be a possible route for some of IFDC’s smaller budget films that don’t meet to the standards of theatrical but are made with a small enough budget have a smaller overhead and so would be fine with a direct to video release.

Limited Theatrical

•

3 to 4 months, of festival support to garner hype and awards in various film festivals, both domestically and internationally

•

We will then carry this hype and PR on to one of the major film markets where we will acquire a distribution deal with a sales company or a studio (if a deal is not already in place). In the deal we will attempt to procure a limited theatrical release based on the success and exposure of the film at the markets and festivals.

•

After the limited theatrical run we will sell the rights to both foreign and domestic for DVD rights, via the direct-to-video plan mentioned in our first strategy.

Full Theatrical

This is where we would sell all rights to a studio or mini major, they in turn would handle all distribution and advertisement for both theatrical and home video markets.

Employees

As of September 30, 2009, we employed a total of 5 people, three of whom are management and two clerical personnel.  We may require additional employees in the future. There is intense competition for capable, experienced personnel and there is no assurance the Company will be able to obtain new qualified employees when required.

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

We are a relatively young company with no operating history

Since we are a young company, it is difficult to evaluate our business and prospects. At this stage of our business operations, even with our good faith efforts, potential investors have a high probability of losing their investment. Our future operating results will depend on many factors, including the ability to generate sustained and increased demand and acceptance of our products, the level of our competition, and our ability to attract and maintain key management and employees. While management believes their estimates of projected occurrences and events are within the timetable of their business plan, there can be no guarantees or assurances that the results anticipated will occur.

We expect to incur net losses in future quarter.

If we do not achieve profitability, our business may not grow or operate. We may not achieve sufficient revenues or profitability in any future period. We will need to generate revenues from the sales of our products or take steps to reduce operating costs to achieve and maintain profitability. Even if we are able to generate revenues, we may experience price competition that will lower our gross margins and our profitability. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis.

We will require additional funds to operate in accordance with our business plan

We may not be able to obtain additional funds that we may require. We do not presently have adequate cash from operations or financing activities to meet our short or long-term needs.  If unanticipated expenses, problems, and unforeseen business difficulties occur, which result in material delays, we will not be able to operate within our budget. If we do not achieve our internally projected sales revenues and earnings, we will not be able to operate within our budget. If we do not operate within our budget, we will require additional funds to continue our business. If we are unsuccessful in obtaining those funds, we cannot assure you of our ability to generate positive returns to the Company. Further, we may not be able to obtain the additional funds that we require on terms acceptable to us, if at all. We do not currently have any established third-party bank credit arrangements. If the additional funds that we may require are not available to us, we may be required to curtail significantly or to eliminate some or all of our development, manufacturing, or sales and marketing programs.

We may seek to obtain them primarily through equity or debt financings. Such additional financing, if available on terms and schedules acceptable to us, if available at all, could result in dilution to our current stockholders and to you. We may also attempt to obtain funds through arrangement with corporate partners or others. Those types of arrangements may require us to relinquish certain rights to our intellectual property or resulting products.

We are highly dependent on Jeff Ritchie, our CEO. The loss of Mr. Ritchie, whose knowledge, leadership, and technical expertise upon which we rely, would harm our ability to execute our business plan

We are largely dependent on Jeff Ritchie, our CEO, for specific proprietary technical knowledge. Our ability to successfully market and distribute our products may be at risk from an unanticipated accident, injury, illness, incapacitation, or death of Mr. Ritchie. Upon such occurrence, unforeseen expenses, delays, losses and/or difficulties may be encountered.  Our success may also depend on our ability to attract and retain other qualified management and sales and marketing personnel.

We compete for such persons with other companies and other organizations, some of which have substantially greater capital resources than we do. We cannot give you any assurance that we will be successful in recruiting or retaining personnel of the requisite caliber or in adequate numbers to enable us to conduct our business.

If  capital  is  not  available  to  us to expand our business operations,  we  will  not  be able to pursue our business plan

We will  require  substantial  additional  capital  to  acquire additional properties and to participate in the development of those properties.  Cash  flows from operations, to the extent available, will be used to fund these expenditures.  We intend to seek additional capital from loans from  current  shareholders and from public and private equity offerings.  Our  ability  to  access  capital  will  depend  on  its  success  in participating  in  properties that are successful in exploring for and producing oil  and gas at profitable prices.  It will also be dependent upon the status of the  capital  markets  at  the  time  such capital is sought.  Should sufficient capital  not be available, the development of our business plan could be delayed and,  accordingly, the implementation of the USD Energy's business strategy would be adversely affected. In such event it would not be likely that investors would  obtain  a  profitable  return  on  their investments or a return of their investments.

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

Our Officers and Directors Have the Ability to Exercise Significant Influence Over Matters Submitted for Stockholder Approval and Their Interests May Differ From Other Stockholders

Our executive officers and directors, whether acting alone or together, may have significant influence indetermining the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, acquisitions, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of these executive officers and directors may differ from the interests of the other stockholders.

Our Common Stock Has No Market and No Market May Develop

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

The Penny Stock Rules will cover our stock, which may make it difficult for a broker to sell investors’ shares.  This may make our stock less marketable, and liquid, and result in a lower market price

 Our common stock is a penny stock, which means that SEC rules require broker dealers who make transactions in the stock to comply with additional suitability assessments and disclosures than they would in stock that were not penny stocks, as follows:

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

•

Prior to the transaction, the broker or dealer must disclose to the customer the inside bid quotation for the penny stock and, if there is no inside bid quotation or inside offer quotation, he or she must disclose the offer price for the security transacted for a customer on a principal basis unless exempt from doing so under the rules.

•

Prior to the transaction, the broker or dealer must disclose the aggregate amount of compensation received or to be received by the broker or dealer in connection with the transaction, and the aggregate amount of cash compensation received or to be received by any associated person of the broker dealer, other than a person whose function in solely clerical or ministerial.

•

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

Item 2.  PROPERTIES

We sublease our executive offices in Los Angeles, California from our Secretary/Director Kenneth Eade, who has agreed to cover certain operating expenses for our first year of operations.  We consider our existing facilities to be adequate for our current needs.  We own the script for the motion picture, “Never Submit.”  We also own the distribution rights to the following intellectual motion picture and television properties:

•       L.A. Bounty

•       Say it In Russian

•       A Man of passion (with Anthony Quinn)

•       Rush Week

•       Trapper County War

•       Kamillions

•       Hostage

•      Autograph celebrity interview series

•      The New Three Stooges cartoon series

•      Sleep of Death (worldwide TV rights until 2015)

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

PART II

Item 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

              MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following securities were sold by the registrant during the past two fiscal years,  that were not registered under the Securities Act:

On September 24, 2007, 125 shares of common stock were issued to Kenneth Eade, pursuant to Section 4(2) of the Securities Act of 1933, in exchange for $500 cash

On December 30, 2007, 1,245 shares of common stock were issued to Kenneth Eade, pursuant to Section 4(2) of the Securities Act of 1933, in exchange for $4,980 cash.

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

On August 26, 2008, the entire transaction by which shares of Imperia Entertainment, Inc. were acquired was mutually rescinded and the transaction was accounted for as follows:

1	On September 24, 2007, 125 shares of common stock were issued to Kenneth Eade, pursuant to Section 4(2) of the Securities Act of 1933.

2	On December 30, 2007, 1,245 shares of common stock were issued to Kenneth Eade, pursuant to Section 4(2) of the Securities Act of 1933, in exchange for $4,980 cash.

3	On March 31, 2008, 2,691 shares of common stock were issued to Kenneth Eade, pursuant to Section 4(2) of the Securities Act of 1933, in exchange for $10,764 in cash.

4	On June 30, 2008, 9,439 shares of common stock were issued to Kenneth Eade, pursuant to Section 4(2) of the Securities Act of 1933, in exchange for $1,800 in cash and $35,396 in forgiveness of debt.

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

On or about September 30, 2009, 200,000 shares each were issued to Directors Robert Searcy and Patrick Peach, as compensation for two years’ services rendered, pursuant to Section 4(2) of the Securities Act of 1933.

On or about September 30, 2009, 200,000 shares and 500,000 shares were issued to Jeff Ritchie for compensation for two years’ services rendered, and 10 million shares in exchange for business opportunities assigned to the company, pursuant to Section 4(2) of the Securities Act of 1933.

On or about September 30, 2009, 200,000 shares and 500,000 shares were issued to Kenneth Eade for compensation for two years’ services rendered, 500,000 for two years’ legal services rendered, and 10,000,000 shares in exchange for business opportunities assigned to the company, pursuant to Section 4(2) of the Securities Act of 1933.

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

PLAN OF OPERATIONS

IFDC’s overall plan of operations is to acquire and develop independent films for production, sales and distribution, with a goal toward significant partnerships with mini-major and the major film studios, such as Lionsgate and Sony, while simultaneously emulating those companies’ recipes for success. Some of these endeavors will include Maxim but many will be independent of Maxim and in partnership with similar distribution/production companies or with mini or major studios. The Maxim agreement has no clauses preventing IFDC in procuring any independent business outside of Maxim.

Currently IFDC has no active operational business that specializes in the marketing and sale of independent films. However, IFDC does have a management and marketing sales staff with over 23 years of collective experience in identifying, producing, marketing and selling filmed entertainment.  The majority of IFDC’s Sales/Distribution business operates in a small, low risk, and profitable segment of the entertainment industry that connects the independent filmmakers directly to the domestic and foreign distribution outlets worldwide.

IFDC’s mission is to develop, produce and acquire films with high profit margins and built in “profit” safety nets. We will seek to leverage the combined talents of an experienced management/producing and sales/distribution team to develop, produce and acquire films for sale and distribution, IFDC will look to incorporate and acquire additional entertainment business’s that compliment and assist our current portfolio to increase the value of our overall securities, and enhance shareholder value.

During the next twelve months, we plan to satisfy our cash requirements by funding from our principals and additional equity financing.  However, we may be unsuccessful in raising additional equity financing, and, thus, be able to satisfy its cash requirements.

We will need a minimum of $500,000 to satisfy our cash requirements for the next twelve months.  We will not be able to operate if it we do not obtain equity financing through subsequent private offerings, or contributions from our principals.  If only a minimal amount of financing is raised, we will continue to satisfy our cash requirements by contributions from our principals, which we expect will continue to contribute for the next twelve months.   We depend upon capital to be derived from future financing activities such as subsequent offerings of our stock. Management believes that, if this offering and the subsequent private placements are successful, we will be able to generate revenue and become profitable from advertising sales and achieve liquidity within the next twelve months.

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

We have identified below some of our accounting policies that we consider critical to our business operations and the understanding of our results of operations. This is not a complete list of all of our accounting policies, and there may be other accounting policies that are significant to us. For a detailed discussion on the application of these and our other accounting policies, see note 1 to the financial statements for the period ended September 30, 2009, included in this Form 10K.

Stock Based Compensation.

Shares of the Company’s common stock may be issued for services. These issuances are valued at the fair market value of the services provided and the number of shares issued is determined based upon what the price of the common stock is on the date of each respective transaction.

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

Fair Value of Financial Instruments.

The carrying amounts for the Company’s cash,  and related party payables approximate fair value due to the short-term maturity of these instruments.

Income Taxes

In February 1992, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” SFAS No. 109 required a change from the deferred method of accounting for income taxes of Accounting Principles Board (“APB”) Opinion No. 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings (Loss) Per Share.

In February 1997, the FASB issued SFAS No. 128, “Earnings per Share.” SFAS No. 128 simplifies the standards for computing earnings per share (“EPS”) and was effective for financial statements issued for periods ending after December 15, 1997, with earlier application not permitted. Upon adoption, all prior EPS data was restated.

Basic EPS is determined using net income divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.

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

Item 9A.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer andChief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2009. In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Furthermore, management considered certain matters deemed by the Company’s independent auditors to constitute a material weakness in the Company’s internal control over financial reporting described below. Based upon the required evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2009, the Company has determined that its system of controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer/Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2009. In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Furthermore, management considered certain matters deemed by the Company’s independent auditors to constitute a material weakness in the Company’s internal control over financial reporting described below. Based upon the required evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2009, the Company has determined that its system of controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Management had determined during the last fiscal year, that there were material weaknesses in its internal control over financial reporting procedures, and developed the current procedure to ameliorate the internal procedures.

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position

Jeff Ritchie	49	Chief Executive Officer, Director

Kenneth Eade	49	Chief Compliance Officer, Chief Financial Officer, Secretary, Director
Erick Geisler		Vice President Production
Patrick Peach	48	Director

Sanford M. Passman	55	Director

Robert Searcy	48	Director

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

Kenneth G. Eade.  Mr. Eade is the current Secretary, Chief Compliance Officer, and Director of the Company, since inception. He current serves as the Chief Financial Officer of the Company, since December 2008.  He has served as the Chairman of Imperia Entertainment, Inc., from  July 2005 through December 2007, and served as its CEO from March 2007 through December 2007.  From February 2007 through September 2007, he served as the President of Muller Media, Inc.  From September 30, 2003 through June 2005, he served as President of Muller Media, Inc.  From 1998 to the present time, he has been engaged in the practice of corporate and securities law, doing public and private offerings, SEC filings, blue sky state filings, mergers and acquisitions, and helping small to medium sized development stage companies to obtain quotations of their securities on recognized quotation mediums.  From 1987 through 1998, he was engaged in the practice of general law, emphasizing corporate and securities law.  He is a member of the California Bar, and the federal District Court for the Central District of California.  He holds a Juris Doctor in Law from Southwestern University School of Law, and a B.A. in Liberal Studies from California State University, Northridge.  Mr. Eade stipulated to discipline including a 60 day suspension from practice by the California Bar in 1992 in connection with a personal injury case he successfully tried in the 80’s, because of his failure to pay a chiropractor more than the jury awarded in medical expenses.  This led to him stipulating to discipline with no actual suspension in 1995 for the unauthorized practice of law because he had not been able to find attorneys to substitute for him in certain contingency cases, and continued to help the litigants in pro per with certain legal papers.  In 2001 he stipulated to discipline with no actual suspension for the late return of a flat fee charged for a bankruptcy matter after the bankruptcy petition had been drawn but the client decided not to file, because the flat fee included a filing fee that was not sequestered in a trust account.

Erick Geisler.  Mr. Geisler has acted as Vice President of Production since October 2009.  He has worked hands-on in every aspect of post-production from software programming, film scanning and recording, on-line and sound-fx editing, music score to visual effects supervision. Over the past ten years, he has collaborated with some of the industry’s top film makers and visual effects companies, including Industrial Light and Magic and Digital Domain.

In recent years, Erick acted as Director of Technical Entertainment for the Fremont Street experience in Las Vegas, Nevada, where he produced content for the largest video screen in the world (spanning over 5 football fields long.) He most recently performed as the Director of 3D Animation as Visual Effects Supervisor for Larry Levinson Productions in Los Angeles where he completed 22 television mini-series and movies of the week for the Hallmark Channel. He received his BFA at the Art Center, Pasadena, in Illustration & Design as well as a BFA in Computer Science. Erick has worked on hit television series including “Supernova”, “The Curse of King Tut’s Tomb” and in mega block-buster films such as “Total Recall” and “Jurassic Park.”

Today Erick’s career has expanded from visual effects to a very successful career in producing. He is currently producing two features, ”November 2nd” and “Duel of Legends”  and he is set to direct his third produced film “Yakuza,” starring Armand Assante, “American Gangster”, “Gotti”, “Memoirs of a Geisha” and “Pearl Harbor”.

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

Item 11.  EXECUTIVE COMPENSATION

The following table provides information as to cash compensation of all officers of the Company, for each of the Company’s last two fiscal years.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation Earnings	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Kenneth Eade, CCO, CFO, Sec.	2008 2009	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0
Erick Geisler, V.P.	2008 2009	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0

Jeff Ritchie, CEO	2008 2009	$0 $0	$0 $350,000	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0

The company has entered into employment contracts with each of our executive officers, providing for the payment of $120,000 each in annual salaries, commencing the first quarter of fiscal year 2009.  There are no outstanding equity awards or options to officers issued or outstanding.

The following table provides information concerning the compensation of the directors of the Company for the past fiscal year:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Kenneth Eade	$0	$0	$0	$0	$0	$0	$0
Jeff Ritchie	$0	$0	$0	$0	$0	$0	$0
Rob Searcy	$0	$100,000	$0	$0	$0	$0	$0
Patrick Peach	$0	$100,000	$0	$0	$0	$0	$0

There are no outstanding equity awards or options to directors issued or outstanding.

Corporate Governance

The Board of Directors is committed to maintaining strong corporate governance principles and practices. The Board periodically reviews evolving legal, regulatory, and best practice developments to determine those that will best serve the interests of our shareholders.

Meetings and Attendance

Our Board of Directors is required by our by laws to hold regularly scheduled annual meetings.  In addition to the annual meetings, it has the authority to call regularly scheduled meetings and special meetings by resolution.   Our Board met 2 times during the past fiscal year.

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

Item 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

               AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information furnished to us with respect to the beneficial ownership of our common stock by (i) each executive officer, director and nominee, and by all directors and executive officers as a group, and (ii) each beneficial owner of more than five percent of our outstanding common stock, in each case as of September 30, 2009. Unless otherwise indicated, each of the persons listed has sole voting and dispositive power with respect to the shares shown as beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class

Common Stock	Kenneth Eade 190 N Canon Drive Suite 420 Beverly Hills, CA 90210	11,213,500	50%

Common Stock	Jeff Ritchie 190 N Canon Drive Suite 420 Beverly Hills, CA 90210	10,700,000	48%

Common Stock	Joe Dickstein 190 N Canon Drive Suite 420 Beverly Hills, CA 90210	0	0%

Common Stock	Erick Geisler 190 N Canon Drive Suite 420 Beverly Hills, CA 90210

Common Stock	Amy Steuer 190 N Canon Drive Suite 420 Beverly Hills, CA 90210

Common Stock	Shares of directors and executive officers as a group	21,913,500	98%

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

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR

                 INDEPENDENCE.

On September 24, 2007, 125 shares of common stock were issued to Kenneth Eade, pursuant to Section 4(2) of the Securities Act of 1933, in exchange for $500 cash

On December 30, 2007, 1,245 shares of common stock were issued to Kenneth Eade, pursuant to Section 4(2) of the Securities Act of 1933, in exchange for $4,980 cash.

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

1.

On December 30, 2007, 1,245 shares of common stock were issued to Kenneth Eade, pursuant to Section 4(2) of the Securities Act of 1933, in exchange for $4,980 cash.

2.

 On March 31, 2008, 2,691 shares of common stock were issued to Kenneth Eade, pursuant to Section 4(2) of the Securities Act of 1933, in exchange for $10,764 in cash.

3.

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

On or about September 30, 2009, 200,000 shares each were issued to Directors Robert Searcy and Patrick Peach, as compensation for two years’ services rendered, pursuant to Section 4(2) of the Securities Act of 1933.

On or about September 30, 2009, 200,000 shares and 500,000 shares were issued to Jeff Ritchie for compensation for two years’ services rendered, and 10 million shares in exchange for business opportunities assigned to the company, pursuant to Section 4(2) of the Securities Act of 1933.

On or about September 30, 2009, 200,000 shares and 500,000 shares were issued to Kenneth Eade for compensation for two years’ services rendered, 500,000 for two years’ legal services rendered, and 10,000,000 shares in exchange for business opportunities assigned to the company, pursuant to Section 4(2) of the Securities Act of 1933.

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

1.

The accountant is and has been in good standing within the jurisdiction of its practice.

2.

The accountant is a member in good standing of the Public Accountancy Oversight Board (PAOB).

3.

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

(a)

The following financial statements are filed as part of this Registration statement:

 Report of Independent Registered Certified Public Accountant

 Financial Statements

 Balance Sheet

 Statement of Operations

 Statement of Stockholders’ Equity

 Statement of Cash Flows

 Notes to Financial Statements

(b)

The following exhibits are filed as part of this Registration Statement:

None

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholder of

Independent Film Development Corporation

We have audited the accompanying balance sheet of Independent Film Development Corporation (a Development Stage Company) as of September 30, 2009 and 2008, and the related statements of operations, stockholders’ equity and cash flows for the years ending September 30, 2009 and September 30, 2008 and  the period from September 14, 2007 (inception) to September 30, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Independent Film Development Corporation as of September 30, 2009 and 2008, and the results of its operations and cash flows for the years ended September 30, 2009 and September 30, 2008 and for the  period from September 14, 2007 (inception) to September 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As described in Note 2 to the financial statements  the Company has not  generated any significant revenue during the period September 14, 2007 (inception) through September 30, 2009 and has funded its operations primarily through the issuance of equity.  This matter raises substantial doubt about the Company’s ability to continue as a going concern unless it is able to generate sufficient cash flows through the issuance of additional debt or equity financing to meet its obligations and sustain its operations.  Management’s plans regarding those matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Gruber & Company, LLC

    Gruber & Company, LLC

    Lake Saint Louis, Missouri

    May 18, 2010

Independent Film Development Corporation (a Development Stage Company) Balance Sheet
	September 30, 2009	September 30, 2008

ASSETS
Current Assets

Cash in bank	$ 8	$ 3,029
Securities Signature Entertainment (100% membership interests)	--	50,000

Total Current Assets	6	53,029

TOTAL ASSETS	6	53,029

LIABILITIES AND STOCKHOLDER’S EQUITY
Deferred income taxes	--	17,000
Due to shareholders	290

TOTAL LIABILITIES	290	17,000

EQUITY

Common stocks , $.0001 par value
Authorized shares; 500,000,000
Issued and outstanding shares; 22,353,420
and 18,617 at Sept. 30, 2009 and 2008 respectively	2,233	2

Preferred Stock, .0001 par value	--	--
Paid in capital	2,374,207	36,440
(Deficit accumulated during development	(2,291,724)	(33,413)
Stock subscription receivable, net	(85,000)
Net unrealized gain on investments, net of income taxes of 17,000	--	33,000
Total Stockholder’s Equity	(284)	36,029

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	6	53,029
See Accompanying Notes to Financial Statements

Independent Film Development Corporation (a Development Stage Company) Statement of Operations

			Sept. 17, 2007
			(inception)
	Year ended	Year ended	Through
	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009

INVESTMENT INCOME	$ --	$ --	$ --

Total Income	--	--	--

EXPENSES
General and Administrative	2,258,311	33,413	2,291,724

Total Expenses	2,258,311	33,413	2,291,724

NET (LOSS)	(2,258,311)	(33,413)	(2,291,724)
Net loss per common share	($62.69)	($1.81)
Weighted average shares outstanding	36,022	18,471
See Accompanying Notes to Financial Statements

Independent Film Development Corporation (a Development Stage Company) Statement of Cash Flows

			Sept. 17, 2007
			(inception)
	Year ended	Year ended	Through
	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009

CASH FROM (USED IN) OPERATIONS
Net loss	$ (2,258,311)	$ (33,413)	$ (2,291,724)
Adjustments to reconcile net loss to total cash used in operations:
Common stock issued for compensation	$ 2,230,000		$2,230,000

Total cash used in operations	$ (28,311)	$ (33,413)	$ (61,724)
CASH FROM FINANCING ACTIVITIES
Proceeds from stock issuance	25,000	36,440	61,440
Advances from shareholders	290	--	290
Total cash from financing activities	25,290	36,440	61,730

INCREASE (DECREASE) IN CASH	(3,021)	3,027	6
BEGINNING CASH	3,027	0	0
ENDING CASH	$ 6	3,027	6

See accompanying notes to financial statements

Independent Film Development Corporation (a Development Stage Company) Statement of Stockholders’ Equity

				Deficit		Net unrealized
	Number of	Common		Accumulated	Stock	Appreciation
	Shares	Stock at	Paid in	During	Subscription	On
	Outstanding	Par Value	Capital	Development	Receivable	Investments	Total

Beginning balance	--	$ --	$ --	--	$ --	$ --	$ --

Stocks issued for cash	125	--	500	--	--	--	500

Balance September 30, 2007	125	--	500	--		--	500

Stocks issued for cash	18,492	2	35,940	--		--	35,942

Loss from operations year ended September 30, 2008	--	--	--	(33,413)			(33,413)

Balance at Sept. 30, 2008	18,617	2	36,440	(33,413)		--	3,029
Stocks issued for cash	34,803		109,997	--			25,000
Stocks issued for compensation	22,300,000	32,230	2,227,770			(85,000)	2,230,000
Net loss for year ended September 30, 2009				(2,258,311)			(2,258,311)
Balance at September 30, 2099	22,353,420	2,233	2,374,207	$(2,291,724)		(85,000)	(282)

See accompanying notes to financial statements

Independent Film Development Corporation

Development Stage Company)

Notes to Financial Statements

September 30, 2009

NOTE 1: HISTORY OF OPERATIONS

Business Activity.

Independent Film Development Corporation was incorporated on September 14, 2007 in the State of Nevada.  The Company filed an election n to operate as a Business Development Company (“BDC”) under Section 54(a) of the Investment Company Act of 1940 (“1940 Act”) on April 24, 2008, but withdrew its election on September 30, 2009, and currently has a plan of operations to develop and distribute filmed entertainment.  For the ease of the reader, these financial statements have been prepared as if the Company were a development stage enterprise since inception.

The Company is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not generated any significant revenue during the period September 14, 2007 (inception) thorough September 30, 2009 and has funded its operations primarily through the issuance of equity. This matter raises substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Accordingly, the Company’s ability to accomplish its business strategy and to ultimately achieve profitable operations is dependent upon its ability to obtain additional debt or equity financing. Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

Management intends to raise financing through private equity financing or other means and interests that it deems necessary.  The Company, as described above, is in the business of investing in operations of other companies. There can be no assurance that the Company will be successful in its endeavor.

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Stock Based Compensation

Shares of the Company’s common stock may be issued for services. These issuances are valued at the fair market value of the services provided and the number of shares issued is determined based upon what the price of the common stock is on the date of each respective transaction.

Estimates

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

Fair Value of Financial Instruments

The carrying amounts for the Company’s cash, accounts payable, accrued liabilities and current portion of long term debt approximate fair value due to the short-term maturity of these instruments.

Income Taxes

In February 1992, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” SFAS No. 109 required a change from the deferred method of accounting for income taxes of Accounting Principles Board (“APB”) Opinion No. 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings (Loss) Per Share

In February 1997, the FASB issued SFAS No. 128, “Earnings per Share.” SFAS No. 128 simplifies the standards for computing earnings per share (“EPS”) and was effective for financial statements issued for periods ending after December 15, 1997, with earlier application not permitted. Upon adoption, all prior EPS data was restated.

Basic EPS is determined using net income divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.

NOTE 4: RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Codification (“ASC”) (formerly issued as Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB SFAS No. 162), as the single source of authoritative nongovernmental U.S. GAAP launched on July 1, 2009.  The ASC does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the ASC will be considered no authoritative. The ASC is effective for interim and annual periods ending after September 15, 2009. The ASC is for disclosure only and will not impact our financial condition or results of operations.  The Company has adopted this pronouncement effective as of September 30, 2009. The adoption of this ASC had no impact on our financial reporting process.

On January 1, 2009, the Company adopted ASC Subtopic 815-10 (formerly SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133), which provides revised guidance for enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and the related hedged items are accounted for under ASC Topic 815, and how derivative instruments and the related hedged items affect an entity’s financial position, financial performance and cash flows.  Since the Company currently does not have any derivative instruments, there are no additional disclosures required.

On January 1, 2009, the company adopted guidance issued by the FASB on business combinations ASC 805 including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination. This standard defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. In a business combination, including business combinations achieved in stages (step acquisition), the acquirer is required to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. Additionally, it requires acquisition-related costs to be expensed in the period in which the costs are incurred and the services are received instead of including such costs as part of the acquisition price. The adoption has not had a material impact on the company’s financial statements.

In April 2009, the FASB issued ASC 820 “Determining Fair Values When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly." This FSP provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly. The FSP also amends certain disclosure provisions of SFAS No. 157 to require, among other things, disclosures in interim periods of the inputs and valuation techniques used to measure fair value. This pronouncement is effective prospectively beginning April 1, 2009. The Company has determined that the impact that the adoption of this standard will not have a material impact on the Company's results of operations and financial condition.

In April 2009, the FASB issued ASC 820 and ASC 320-10-65 "Recognition and Presentation of Other-Than-Temporary Impairments". This ASC modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The ASC also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the ASC, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security's entire amortized cost basis. The ASC further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security's fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. ASC 820 requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. This pronouncement is effective April 1, 2009. The Company has adopted this pronouncement; and determined that there was no impact on the Company’s financial position or results of operations as a result of the adoption.

In April 2009, the FASB issued ASC 825, "Interim Disclosures about Fair Value of Financial Instruments." This ASC essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the ASC requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments.  The Company has applied this pronouncement in the current reporting period.

In May 2009, the FASB issued, "Subsequent Events ASC 855-10-05, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855-10-05 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. ASC 855-10-05 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this pronouncement during the second quarter of 2009. ASC 855-10-05 requires that public entities evaluate subsequent events through the date that the financial statements are issued. The Company has looked at subsequent events through the issuance date of these statement and has concluded that there are no material subsequent events for disclosure.

In June 2009, the FASB issued, "Accounting For Transfers of Financial Assets -- An Amendment Of FASB Statement ASC860, which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. ASC 860 eliminates the concept of a "qualifying special-purpose entity", changes the requirements for derecognizing financial assets and requires additional disclosures. ASC 860 is effective for fiscal years beginning after November 15, 2009. The Company has determined that ASC860 will not have a material impact on its financial condition, results of operations or cash flows.

In June 2009, the FASB issued "Amendments to FASB Interpretation No. 46 (RASC 810-10, which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. ASC 810-10 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. ASC 810-10 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company's involvement in variable interest entities and any significant changes in risk exposure due to that involvement. ASC 810-10 is effective for fiscal years beginning after November 15, 2009. The Company has determined that the adoption of impact ASC 810-10 will not have a material impact on its financial condition, results of operations or cash flows.

In February 2010, FASB issued ASU 2010-9 Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements ("ASU 2010-9"). ASU 2010-9 amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements. ASU 2010-9 is effective for interim and annual periods ending after June 15, 2010. The Company has  determined that the adoption of ASU 2010-09 will not have a material impact on its results of operations or financial position.

In January 2010, FASB issued ASU 2010-6 Improving Disclosures about Fair Measurements ("ASU 2010-6"). ASU 2010-6 provides amendments to subtopic 820-10 that require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the presentation of separate information regarding purchases, sales, issuances and settlements for Level 3 fair value measurements. Additionally, ASU 2010-6 provides amendments to subtopic 820-10 that clarify existing disclosures about the level of disaggregation and inputs and valuation techniques. ASU 2010-6 is effective for financial statements issued for interim and annual periods ending after December 15, 2010. The Company has determined that the adoption of ASU 2010-06 will not have a material impact on its results of operations or financial position.

In January 2010, FASB issued ASU 2010-2 Accounting and Reporting for Decreases in Ownership of a Subsidiary- a Scope Clarification ("ASU 2010-2"). ASU 2010-2 addresses implementation issues related to the changes in ownership provisions in the Consolidation—Overall Subtopic (Subtopic 810-10) of the FASB Accounting Standards Codification, originally issued as FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. Subtopic 810-10 establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. ASU 2010-2 is effective for the Company starting January 1, 2010. The Company has determined that the adoption of ASU 2010-2 will not have a material impact on the Company's results of operations or financial position.

In December 2009, FASB issued ASU 2009-17 Consolidations (Topic 810) Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities ("ASU 2009-17"). ASU 2009-17 amends the FASB ASC for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in ASU 2009-17 replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. ASU 2009-17 also requires additional disclosures about an enterprise's involvement in variable interest entities. ASU 2009-17 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009. The Company has determined that the adoption of ASU 2009-17 will not have a material impact on its results of operations or financial position.

In December 2009, FASB issued ASU 2009-16 Transfers and Servicing (Topic 860) Accounting for Transfers of Financial Assets ("ASU 2009-16"). ASU 2009-16 amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. The amendments in ASU 2009-16 improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. ASU 2009-16 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009.  The Company does not expect the adoption of ASU 2009-16 to have a material impact on its consolidated results of operations or financial position.

 In August 2009, FASB issued ASU 2009-4 Accounting for Redeemable Equity Instruments—an Amendment to Section 480-10-S99 ("ASU 2009-4"). ASU 2009-4 represents a Securities and Exchange Commission ("SEC") update to Section 480-10-S99, Distinguishing Liabilities from Equity. The adoption of guidance within ASU 2009-4 will not have an impact on the Company's results of operations or financial position.

FASB ASC Topic 820, “Fair Value measurement and Disclosures”, an Accounting Standard Update. In September 2009, the FASB issued this Update to amendments to Subtopic 82010, “Fair Value Measurements and Disclosures”. Overall, for the fair value measurement of investments in certain entities that calculates net asset value per share (or its equivalent). The amendments in this Update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this Update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this Update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this Update, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be made by the investee), and the investment strategies of the investees.

The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in GAAP on investments in debt and equity securities in paragraph 320-10-50-lB. The disclosures are required for all investments within the scope of the amendments in this Update regardless of whether the fair value of the investment is measured using the practical expedient. The amendments in this Update apply to all reporting entities that hold an investment that is required or permitted to be measured or disclosed at fair value on a recurring or non recurring basis and, as of the reporting entity’s measurement date, if the investment meets certain criteria The amendments in this Update are effective for the interim and annual periods ending after December 15, 2009.  The Company does not expect the adoption of this standard to have a material effect on the Company’s financial reporting.

NOTE 5: COMMON STOCK TRANSACTIONS

During the period from September 17, 2007 (inception) through September 30, 2007 the Company issued 125 common shares for $500 cash.

During the year ended September 30, 2008 the Company issued 18,492 common shares for $35,942 cash.

During the year ended September 30, 2008 the Company issued 34,803 common shares for $25,000 cash and a subscription receivable in the amount of $85,000.

On September 30, 2009 the Company’s Board of Directors authorized the issuance of  200,000 common shares to Directors Robert Searcy and Patrick Peach, as compensation for two years’ services rendered, pursuant to Section 4(2) of the Securities Act of 1933.

On September 30, 2009 the Company’s Board of Directors authorized the issuance of, 200,000 shares and 500,000 shares to Jeff Ritchie, the Company’s President and Director for compensation for two years’ services rendered, and 10 million shares in exchange for business opportunities assigned to the company, pursuant to Section 4(2) of the Securities Act of 1933.

On September 30, 2009 the Company’s Board of Directors authorized the issuance of,, 200,000 shares and 500,000 shares to Kenneth Eade, an Officer and Director for compensation for two years’ services rendered, 500,000 for two years’ legal services rendered, and 10,000,000 shares in exchange for business opportunities assigned to the company, pursuant to Section 4(2) of the Securities Act of 1933.

NOTE 6: FILM LIBRARY

The Company has not booked its library of films for distribution as assets due to a lack of information concerning the cost basis thereof.

NOTE 7: SUBSEQUENT EVENTS

In accordance with Accounting Standards Codification Topic No. 855 “Subsequent Events” (ASC 855), the Company has evaluated subsequent events through the time between the end of the reporting period and the time the September 30, 2009 Form 10K and has found no events that require disclosure or recognition in these financial statements.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 20, 2010	INDEPENDENT FILM DEVELOPMENT CORP (REGISTRANT) By: Jeff Ritchie /s/ Jeff Ritchie Jeff Ritchie CEO and Director