Form 10-Q
period 2009-12-31
Independent Film Development CORP
filed 2010-05-26
CIK 1425883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

_X_	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2009

____	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                          to

INDEPENDENT FILM DEVELOPMENT CORPORATION

(Name of small business issuer specified in its charter)

Nevada	56-2676759
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

6399 Wilshire Blvd., Suite 507, Los Angeles, CA	90048
(Address of principal executive offices)	(Zip Code)

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

As of December 31, 2009, the issuer had 22,353,420 shares of common stock outstanding.

Transitional Small Business Disclosure Format:     Yes   £     No   T

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

Independent Film Development Corporation (a Development Stage Company) Balance Sheet
	December 31, 2009	December 31, 2008
ASSETS
Current Assets
Cash in bank	$ 2,022	$ 5,596
Subscription agreement receivable		85,000
Securities Signature Entertainment (100% membership interests)	--	50,000

Total Current Assets	2,022	140,596

TOTAL ASSETS	2,022	140,596
LIABILITIES AND STOCKHOLDER’S EQUITY
Deferred income taxes	--	17,000
Due to shareholders	290

TOTAL LIABILITIES	290	17,000

EQUITY

Common stocks , $.0001 par value
Authorized shares; 500,000,000
Issued and outstanding shares; 22,353,420
And 46,690 at December 31, 2009 and 2008 respectively	2,233	5

Preferred Stock, .0001 par value	--	--
Paid in capital	2,407,731	150,418
(Deficit accumulated during development	(2,328,232)	(59,827)
Stock subscription receivable, net	(80,000)
Net unrealized gain on investments, net of income taxes of 17,000	--	33,000
Total Stockholder’s Equity	1,732	123,596

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	2,022	140,596

See accompanying notes to financial statements

Independent Film Development Corporation (a Development Stage Company) Statement of Operations

			Sept. 17, 2007
			(inception)
	Quarter ended	Quarter ended	Through
	December 31, 2009	December 31, 2008	December 31, 2009

INVESTMENT INCOME	$ --	$ --	$ --

Total Income	--	--	--

EXPENSES
General and Administrative	36,508	26,414	2,328,232
Total Expenses	36,508	26,414	2,328,232

NET (LOSS)	(36,508)	(26,414)	(2,328,232)
Net loss per common share	($.01)	($.01)
Weighted average shares Outstanding	36,022	18,471

See accompanying notes to financial statements

Independent Film Development Corporation (a Development Stage Company) Statement of Cash Flows

			Sept. 17, 2007
			(inception)
	Quarter ended	Quarter ended	Through
	December 31, 2009	December 31, 2008	December 31, 2009

CASH FROM (USED IN) OPERATIONS
Net loss	$ (36,508)	$ (26,414)	$ (2,328,232)
Adjustments to reconcile net loss to total cash used in operations:
Common stock issued for compensation	$ --		$ 2,230,000
Total cash used in operations	$ (36,508)	($ 26,414)	$ (98,232)

CASH FROM FINANCING ACTIVITIES

Proceeds from stock issuance	38,530	--	99,970
Advances from shareholders	--	--	290
Total cash from financing activities	38,530	26,414	110,260

INCREASE (DECREASE) IN CASH	1,916	2,567	2,022
BEGINNING CASH	6	3,029	0
ENDING CASH	$ 2,022	5,596	2,022

See accompanying notes to financial statements

Independent Film Development Corporation

Development Stage Company)

Notes to Financial Statements

December 31, 2009

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

Item 2:  Management’s Discussion and Analysis or Plan of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this filing as well as with Management’s Discussion and Analysis or Plan of Operations contained in the Company’s Report on  Form 10-K for the period ended September 30, 2008, filed with the Securities and Exchange Commission.  Financial information for comparative periods has not been included as no significant operations have yet taken place and comparative information would not be useful.

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

We have identified below some of our accounting policies that we consider critical to our business operations and the understanding of our results of operations. This is not a complete list of all of our accounting policies, and there may be other accounting policies that are significant to us. For a detailed discussion on the application of these and our other accounting policies, see note 1 to the financial statements for the period ended December 31, 2009, included in this Form 10Q.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s business activities contain elements of risk. The Company considers a principal type of market risk to be a valuation risk. All assets will be valued at fair value as determined in good faith by or under the direction of the Board of Directors, which will be based on our geologic reports.  Market prices of common equity securities in general, are subject to fluctuations which could cause the amount to be realized upon sale to differ significantly from the current reported value. The fluctuations may result from perceived changes in the underlying economic characteristics of the Company’s assets, general market conditions and supply and demand.

Item 4: Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer/Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2009. In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Based upon the required evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2009, sufficient procedures over financial reporting existed which management believes is effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Item 4T: Controls and Procedures

This item is not applicable because this is not an annual report for a fiscal year ending on or after September 30, 2007 but before December 15, 2008.

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

Item 1A Risk Factors

We are subject to various risks which may materially harm our business, financial condition and results of operations. You should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase our common stock. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed. In that case, the trading price of our common stock could decline and you could lose all or part of your investment.

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

We expect to incur net losses in future quarters.

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

We will require additional funds to operate in accordance with our business plan.

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

We are highly dependent on Jeff Ritchie, our CEO. The loss of Mr. Ritchie, whose knowledge, leadership, and technical expertise upon which we rely, would harm our ability to execute our business plan.

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

If  capital  is  not  available  to  us to expand our business operations,  we  will  not  be able to pursue our business plan.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following securities were issued by Independent Film Development Corp. within the past three years and were not registered under the Securities Act:

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

1.

 On September 24, 2007, 125 shares of common stock were issued to Kenneth Eade, pursuant to Section 4(2) of the Securities Act of 1933.

2.

On December 30, 2007, 1,245 shares of common stock were issued to Kenneth Eade, pursuant to Section 4(2) of the Securities Act of 1933, in exchange for $4,980 cash.

3.

 On March 31, 2008, 2,691 shares of common stock were issued to Kenneth Eade, pursuant to Section 4(2) of the Securities Act of 1933, in exchange for $10,764 in cash.

4.

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

No underwriters were used in any of the above-referenced sales

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

Date: May 20, 2010	INDEPENDENT FILM DEVELDOPMENT CORPORATION BY: Jeff Ritchie /s/ Jeff Ritchie Chief Executive Officer and Director