Form 10-Q
period 2010-03-31
Independent Film Development CORP
filed 2010-05-26
CIK 1425883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

_X_	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

As of March 31, 2010, the issuer had 22,353,420 shares of common stock outstanding.

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

Independent Film Development Corporation (a Development Stage Company) Balance Sheet
	March 31, 2010	March 31, 2009
ASSETS
Current Assets
Cash in bank	$ 18,426	$ 6

Total Current Assets	18,426	6

TOTAL ASSETS	2,022	140,596
LIABILITIES AND STOCKHOLDER’S EQUITY
Due to shareholders	290	290

Bank overdraft
TOTAL LIABILITIES	290	290

EQUITY

Common stocks , $.0001 par value
Authorized shares; 500,000,000
Issued and outstanding shares; 22,643,420
and 22,353,420 at March 31, 2010 and December 31, 2009 respectively	2,264	2,233

Preferred Stock, .0001 par value	--	--
Paid in capital	2,540,773	2,374,207
(Deficit accumulated during development)	(2,444,901)	(2,291,724)
Stock subscription receivable, net	(80,000)	(85,000)

Total Stockholder’s Equity	18,136	284

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	18,426	6

See accompanying notes to financial statements

Independent Film Development Corporation (a Development Stage Company) Statement of Operations (Unaudited)

					Sept. 17, 2007
					(inception)
	Three months ended	Six months ended	Three months ended	Six months ended	Through
	March 31, 2010	March 31, 2010	March 31, 2009	March 31, 2009	March 31, 2010

INVESTMENT INCOME	$ --	$ --	$ --	$ --	$ --

Total Income	--	--	--	--	--

EXPENSES
General and Administrative	116,669	153,177	5,672	32,086	2,444,901
Total Expenses	116,669	153,177	5,672	32,086	2,444,901

NET (LOSS)	(116,669)	(153,177)	(5,672)	(32,086)	(2,444,901)
Net loss per common share	($.01)	($.01)	($.31)	($1,74)
Weighted average shares Outstanding	22,510,087	22,431,586	18,471	18,471

See accompanying notes to financial statements

Independent Film Development Corporation (a Development Stage Company) Statement of Cash Flows (Unaudited)

			Sept. 17, 2007
			(inception)
	Six months ended	Six months ended	Through
	March 31, 2010	March 31, 2009	March 31, 2010
CASH FROM (USED IN) OPERATIONS
Net loss	$ (153,177)	$ (32,086)	$ (2,444,901)
Adjustments to reconcile net loss to total cash used in operations:
Common stock issued for compensation	2,000		$2,232,000
Total cash used in operations	(151,177)	(32,086)	$ (212,901)
CASH FROM FINANCING ACTIVITIES
Proceeds from stock issuance	164,595		226,037
Proceeds from subscriptions receivable	5,000		5,000
Advances from shareholders			290
Total cash from financing activities	169,595	36,442	231,327

INCREASE (DECREASE) IN CASH	18,420	2,567	18,426
BEGINNING CASH	6	3,029	0
ENDING CASH	$ 18,426	$ 5,596	18,426

See accompanying notes to financial statements

Independent Film Development Corporation

Development Stage Company)

Notes to Financial Statements

March 31, 2010

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not generated any significant revenue during the period September 14, 2007 (inception) thorough March 31, 2010 and has funded its operations primarily through the issuance of equity. This matter raises substantial doubt about the Company's ability to continue as a going concern.

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

 Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization.

As of March 31, 2010, the deferred tax asset is related solely to the Company's net operating loss carry forward and is fully reserved.

Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. At March 31, 2010, the Company's had no outstanding warrants.

NOTE 3: RECENT ACCOUNTING PRONOUNCEMENTS

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

The amendments in this Update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this Update, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be made by the investee), and the investment strategies of the investees.   The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in GAAP on investments in debt and equity securities in paragraph 320-10-50-lB. The disclosures are required for all investments within the scope of the amendments in this Update regardless of whether the fair value of the investment is measured using the practical expedient. The amendments in this Update apply to all reporting entities that hold an investment that is required or permitted to be measured or disclosed at fair value on a recurring or non recurring basis and, as of the reporting entity’s measurement date, if the investment meets certain criteria The amendments in this Update are effective for the interim and annual periods ending after December 15, 2009.  The adoption of this standard did not have a material effect on the Company’s financial reporting.

NOTE 4: COMMON STOCK TRANSACTIONS

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

During the three months period ended December 31, 2009 the Company issued 90,000 common stock shares for total consideration of $45,000.

During the three months period ended December 31, 2009 the Company received $5,000 from subscriptions receivable.

During the three months period ended March 31, 2010 the Company issued 216,000 common shares for total consideration of $119,595.

During the three months period ended March 31, 2010, the Comany issued 4,000 common shares for services totaling $2,000.

NOTE 5: FILM LIBRARY

The Company has not booked its library of films for distribution as assets due to a lack of information concerning the cost basis thereof.

NOTE 6: SUBSEQUENT EVENTS

In accordance with Accounting Standards Codification Topic No. 855 “Subsequent Events” (ASC 855), the Company has evaluated subsequent events through the time between the end of the reporting period and the time the March 31, 2010 Form 10Q and has found no events that require disclosure or recognition in these financial statements.

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

We have identified below some of our accounting policies that we consider critical to our business operations and the understanding of our results of operations. This is not a complete list of all of our accounting policies, and there may be other accounting policies that are significant to us. For a detailed discussion on the application of these and our other accounting policies, see note 1 to the financial statements for the period ended March 31, 2010, included in this Form 10Q.

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

Item 4: Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer/Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2010. In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Based upon the required evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2010, sufficient procedures over financial reporting existed which management believes is effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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