Form 10-Q
period 2010-06-30
Independent Film Development CORP
filed 2010-08-25
CIK 1425883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

_X_	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was was required to submit and post such files.)  Yes £  No £

Indicate by check mark whether the registrant is a large accelerated filer, anon –accelerated filer, or a smaller reporting company.   See definitions of large accelerated filer, accelerated filer and smaller reporting company in Section 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐       No   ☒

As of June 30, 2010, the issuer had 22,353,420 shares of common stock outstanding.

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

Independent Film Development Corporation (a Development Stage Company) Balance Sheet
	June 30,	September 30,
	2010	2009
ASSETS
Current Assets
Cash in bank	$ 10,903	$ 8

Total Current Assets	10,903	6

TOTAL ASSETS	10,903	6
LIABILITIES AND STOCKHOLDER’S EQUITY
Due to shareholders	290	290

TOTAL LIABILITIES	290	290

EQUITY

Common stocks , $.0001 par value
Authorized shares; 500,000,000
Issued and outstanding shares; 22,643,420
and 22,353,420 at June 30, 2010 and September 30, 2009 respectively	2,264	2,233

Preferred Stock, .0001 par value	--	--
Paid in capital	2,523,147	2,374,207
(Deficit accumulated during development)	(2,452,458)	(2,291,724)
Stock subscription receivable, net	(62,340)	(85,000)

Total Stockholder’s Equity	8,613	284

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	10,903	6

See accompanying notes to financial statements

Independent Film Development Corporation (a Development Stage Company) Statement of Operations (Unaudited)

					Sept. 17, 2007
					(inception)
	Three months ended	Six months ended	Three months Ended	Six months ended	Through
	June 30, 2010	June 30, 2010	June 30, 2009	June 30, 2009	June 30, 2010

INVESTMENT INCOME	$ --	$ --	$ --	$ --	$ --

Total Income	--	--	--	--	--

EXPENSES
General and Administrative	7,557	160,734	5,672	32,086	2,452,458
Total Expenses	7,557	160,734	5,672	32,086	2,452,458

NET (LOSS)	(7,557)	(160,734)	(5,672)	(32,086)	(2,452,458)
Net loss per common share	($.01)	($.01)	($.31)	($1,74)
Weighted average shares Outstanding	22,510,087	22,431,586	18,471	18,471

See accompanying notes to financial statements

Independent Film Development Corporation (a Development Stage Company) Statement of Cash Flows (Unaudited)
			Sept. 17, 2007
	Six months ended	Six months ended	(inception) Through
	June 30, 2010	June 30, 2009	June 30, 2010
CASH FROM (USED IN) OPERATIONS
Net loss	$ (160,734)	$ (32,086)	$ (2,444,901)
Adjustments to reconcile net loss to total cash used in operations:
Common stock issued for compensation	2,000		$2,232,000
Total cash used in operations	(158,734)	(32,086)	$ (212,901)
CASH FROM FINANCING ACTIVITIES
Proceeds from stock issuance	164,595		226,037
Proceeds from subscriptions receivable	21,500		21,500
Advances from shareholders	960		1,250
Total cash from financing activities	187,055	36,442	248,787

INCREASE (DECREASE) IN CASH	7,523	(500)	10,903
BEGINNING CASH	18,426	500	0
ENDING CASH	$ 10,903	$ 0	10,903

See accompanying notes to financial statements

Independent Film Development Corporation

(A Development Stage Company)

Notes to Financial Statements

June 30, 2010

NOTE 1: HISTORY OF OPERATIONS

Business Activity

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not generated any significant revenue during the period September 14, 2007 (inception) thorough June 30, 2010 and has funded its operations primarily through the issuance of equity. This matter raises substantial doubt about the Company's ability to continue as a going concern.

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

\

As of June 30, 2010, the deferred tax asset is related solely to the Company's net operating loss carry forward and is fully reserved.

Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. At June 30, 2010, the Company's had no outstanding warrants.

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

During the three months period ended June 30, 2010 the Company issued 216,000 common shares for total consideration of $119,595.

During the three months period ended June 30, 2010, the Company issued 4,000 common shares for services totaling $2,000.

NOTE 5: FILM LIBRARY

The Company has not booked its library of films for distribution as assets due to a lack of information concerning the cost basis thereof.

NOTE 6: SUBSEQUENT EVENTS

In accordance with Accounting Standards Codification Topic No. 855 “Subsequent Events” (ASC 855), the Company has evaluated subsequent events through the time between the end of the reporting period and the time the June 30, 2010 Form 10Q and has found no events that require disclosure or recognition in these financial statements.

Item 2:  Management’s Discussion and Analysis or Plan of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this filing as well as with Management’s Discussion and Analysis or Plan of Operations contained in the Company’s Report on  Form 10-K for the period ended September 30, 2009, filed with the Securities and Exchange Commission.  Financial information for comparative periods has not been included as no significant operations have yet taken place and comparative information would not be useful.

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

We have identified below some of our accounting policies that we consider critical to our business operations and the understanding of our results of operations. This is not a complete list of all of our accounting policies, and there may be other accounting policies that are significant to us. For a detailed discussion on the application of these and our other accounting policies, see note 1 to the financial statements for the period ended June 30, 2010, included in this Form 10Q.

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

Item 4: Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer/Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2010. In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Based upon the required evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2010, sufficient procedures over financial reporting existed which management believes is effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

On June 30, 2008, 2,691 shares of common stock were issued to Kenneth Eade, pursuant to Section 4(2) of the Securities Act of 1933, in exchange for $10,764 in cash.

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

 On June 30, 2008, 2,691 shares of common stock were issued to Kenneth Eade, pursuant to Section 4(2) of the Securities Act of 1933, in exchange for $10,764 in cash.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 25, 2010

INDEPENDENT FILM DEVELDOPMENT CORPORATION

BY:      Jeff Ritchie

           /s/ Jeff Ritchie

                Jeff Ritchie

                Chief Executive Officer and Director

By:        Kenneth Eade

           /s/Kenneth Eade

              Kenneth Eade

              Chief Financial Officer and Director