Form 10-K
period 2010-09-30
Independent Film Development CORP
filed 2011-02-15
CIK 1425883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

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

 Yes ☒     No☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was: $0.00

The number of shares outstanding of each of the registrant’s classes of common stock, as of February 9, 2011 was 22,793,420 shares.

PART I

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

Current Business Plan of Operations

Independent Film Development Corporation’s (IFDC’s) overall plan of operations is to acquire and develop independent films for production, sales and distribution, with a goal toward significant partnerships with mini-major and the major film studios, such as Lionsgate and Sony, while simultaneously emulating those companies’ recipes for success.

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

Co-Financing

Co-financing is where a company such as IFDC goes out looking for films that are already financed at 50% or more. This can afford IFDC an opportunity to come in with the remaining funds and as co-financier/executive producer.

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

Under a Late Night banner, the Company will produce feature-length motion pictures, generally budgeted at approximately $200,000 each (inclusive of corporate overhead and distribution expenses), with erotic R-Rated content that is produced to be distributed worldwide to cable television channels (e.g., HBO, Showtime, Cinemax and Playboy TV, etc.) worldwide during “late-night” time slots, and to and through the home entertainment distribution window (e.g., video and DVD). Depending on the products' genre and the audience the company wants to reach, this will determine which strategy needs to be implemented.  IFDC has three strategies depending on the project:

1. Direct to Video (Home Video), Domestic and Foreign

2. Limited Theatrical, then Video, Domestic and Foreign

3. World Wide Theatrical then Video, Domestic and Foreign

All of these involve the company making a licensing agreement with a distribution company. We at IFDC strive to make strategic relationships with the best companies here in the United States and internationally. We do this by fostering relationships at various festivals and film markets like MIPTV, Mifed, AFM and Cannes Market.

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

Employees

As of September 30, 2010, we employed a total of 4 people, three of whom are management and one clerical personnel.  We may require additional employees in the future. There is intense competition for capable, experienced personnel and there is no assurance the Company will be able to obtain new qualified employees when required.

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

Tbe Market for Our Common Stock Is Illiquid

The market for our common stock is volatile and illiquid.   As a result, this could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. Substantial fluctuations in our stock price could significantly reduce the price of our stock.

The Penny Stock Rules  cover our stock, which may make it difficult for a broker to sell investors’ shares.  This may make our stock less marketable, and liquid, and result in a lower market price

 Our common stock is a penny stock, which means that SEC rules require broker dealers who make transactions in the stock to comply with additional suitability assessments and disclosures than they would in stock that were not penny stocks, as follows:

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

Item 2.  PROPERTIES

We sublease our executive offices in Los Angeles, California from our Secretary/Director Kenneth Eade, who  agreed to cover certain operating expenses for our first year of operations.  We consider our existing facilities to be adequate for our current needs.  We have optioned the script for the motion picture, “Never Submit.”  We also own the distribution rights to the following intellectual motion picture and television properties:

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

Item 4.  (Removed and Reserved)

PART II

Item 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

               MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following securities were sold by the registrant from inception (September 17, 2007) to September 30, 2010, that were not registered under the Securities Act:

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

During the three months ended September 30, 2010, the Company issued 130,000 common shares for total consideration of $32,500.

During the year ended September 30, 2010 the Company received $22,660 on its subscription receivable.

No underwriters were used in any of the above-referenced sales.

The company’s common stock has no market and, although the issuer intends to attempt to obtain a quotation for its common stock on a quotation system such as the over-the-counter bulletin board, there can be no assurance that such a quotation will ever be established.

ISSUER PURCHASES OF EQUITY SECURITIES

The Company did not repurchase any of its securities during the fiscal year ended September 30, 2010.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The Company currently does not maintain any equity compensation plans.

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

We have identified below some of our accounting policies that we consider critical to our business operations and the understanding of our results of operations. This is not a complete list of all of our accounting policies, and there may be other accounting policies that are significant to us. For a detailed discussion on the application of these and our other accounting policies, see note 1 to the financial statements for the period ended September 30, 2010, included in this Form 10K.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and related notes are included as part of this report as indexed in the appendix on page F-1 through F-11.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

               FINANCIAL DISCLOSURE

Since inception, there have been no changes of or disagreements with our independent accountants.

Item 9A.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2010. In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Furthermore, management considered certain matters deemed by the Company’s independent auditors to constitute a material weakness in the Company’s internal control over financial reporting described below. Based upon the required evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2010, the Company has determined that its system of controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position
Jeff Ritchie	50	Chief Executive Officer, Director

Kenneth Eade	50	Chief Compliance Officer, Chief Financial Officer, Secretary, Director
Erick Geisler	40	Vice President Production
Patrick Peach	49	Director

Sanford M. Passman	56	Director

Robert Searcy	49	Director

Affiliate Officers and Directors

Jeff Ritchie.  Jeff Ritchie is the current Chief Executive Officer and director of the company, since 2008.  Ritchie began his film career in post-production by using advancements in computer technology to create a cost-effective computer graphics company with such clients as Disney and CBS.  Having a lifelong passion for filmmaking, Ritchie sold his company and started working in film production. Ritchie worked for various studios, completing over 15 films, during that time Ritchie quickly rose up the ranks of feature film producer, and has produced over a dozen feature films, written three produced scripts and produced numerous commercials all in the last eight years.  Ritchie has experience in managing private production companies, working for such production companies as Crystal Sky Communications (Ghost Rider, Baby Genuises), Roger Corman’s New Horizon (The Haunting of Hell House), has become a mainstay in the film industry and has developed solid relationships with studios and mini majors along with working relationships with production companies, sales distribution companies and with management and talent agencies.  Ritchie’s film credits include 'SOULKEEPER'  a film made on a very modest budget, which premiered on the sci-fi channel in 2001 and scored in the top non-theatrical sales week after week at video stores.

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

Kenneth G. Eade.  Mr. Eade is the current Secretary, Chief Compliance Officer, and Director of the Company, since inception. He currently serves as the Chief Financial Officer of the Company, since December 2008.  He has served as the Chairman of Imperia Entertainment, Inc., from July 2005 through December 2007, and served as its CEO from March 2007 through December 2007.  From February 2007 through September 2007, he served as the President of Muller Media, Inc.  From September 30, 2003 through June 2005, he served as President of Muller Media, Inc.  From 1998 to the present time, he has been engaged in the practice of corporate and securities law, doing public and private offerings, SEC filings, blue sky state filings, mergers and acquisitions, and helping small to medium sized development stage companies to obtain quotations of their securities on recognized quotation mediums.  From 1987 through 1998, he was engaged in the practice of general law, emphasizing corporate and securities law.  He is a member of the California Bar, and the federal District Court for the Central District of California.  He holds a Juris Doctor in Law from Southwestern University School of Law, and a B.A. in Liberal Studies from California State University, Northridge.

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

Item 11.  EXECUTIVE COMPENSATION

The following table provides information as to cash compensation of all officers of the Company, for each of the Company’s last two fiscal years.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation Earnings	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Kenneth Eade, CCO, CFO, Sec.	2010	$0	$ 0	$0	$0	$0	$0	$0
	2009	$0	$ 0	$0	$0	$0	$0	$0

Erick Geisler, V.P.	2010	$0	$ 0	$0	$0	$0	$0	$0
	2009	$0	$ 0	$0	$0	$0	$0	$0

Jeff Ritchie, CEO	2010	$50,000	$ 0	$0	$0	$0	$0	$0
	2009	$0	$350,000	$0	$0	$0	$0	$0

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

Item 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

               AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information furnished to us with respect to the beneficial ownership of our common stock by (i) each executive officer, director and nominee, and by all directors and executive officers as a group, and (ii) each beneficial owner of more than five percent of our outstanding common stock, in each case as of September 30, 2010. Unless otherwise indicated, each of the persons listed has sole voting and dispositive power with respect to the shares shown as beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class
Common Stock	Kenneth Eade 6399 Wilshire Blvd., Suite 507 Los Angeles, CA 90048	7,713,500	34.2%

Common Stock	Jeff Ritchie 6399 Wilshire Blvd. Suite 507 Los Angeles, CA 90048	7,700,000	34.1%

Common Stock	Patrick Peach 6399 Wilshire Blvd. suite 507 Los Angeles, CA 90048	200,000	10%

Common Stock	Erick Geisler 6399 Wilshire Blvd. Suite 507 Los Angeles, CA 90048	0

Common Stock	Arriva Capital 16 Glenwood Way Caldwell, NJ 07006	6,000,000	26.6%
Common Stock	Robert Searcy 6399 Wilshire Blvd. Suite 507 Los Angeles, CA 90048	200,000	1%

	Shares of directors and executive officers as a group	15,813,500	70.3%

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

               INDEPENDENCE

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

On or about August 31, 2010, Jeff Ritchie gifted 3,000,000 shares and Kenneth Eade gifted 3,000,000 shares to Arriva Capital, to fund a consulting contract for services to be rendered to the company.

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

Audit Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements is approximately the sum of $12,500 which all related to the review and audit of Company financial statements.

Tax Fees

No fees were paid to the former accountant for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning.

All Other Fees

 No other fees were paid to the former accountant for any other services.

Item 15.  EXHIBITS

Exhibit	Exhibit Description	Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of

Independent Film Development Corporation

We have audited the accompanying balance sheet of Independent Film Development Corporation (a Development Stage Company) as of September 30, 2010 and 2009, and the related statements of operations, stockholders’ equity and cash flows for the years ending September 30, 2010 and 2009 and  the period from September 17, 2007 (inception) to September 30, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Independent Film Development Corporation as of September 30, 2010 and 2009, and the results of its operations and cash flows for the years ended September 30, 2010 and  2009 and for the  period from September 17, 2007 (inception) to September 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As described in Note 2 to the financial statements  the Company has not  generated any significant revenue during the period September 17, 2007 (inception) through September 30, 2010 and has funded its operations primarily through the issuance of equity.  This matter raises substantial doubt about the Company’s ability to continue as a going concern unless it is able to generate sufficient cash flows through the issuance of additional debt or equity financing to meet its obligations and sustain its operations.  Management’s plans regarding those matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Gruber & Company, LLC

    Gruber & Company, LLC

    Lake Saint Louis, Missouri

    February 14, 2011

Independent Film Development Corporation (a Development Stage Company) Balance Sheets
	For the Years Ended September 30,
	2010	2009

ASSETS
Current Assets
Cash in bank	$ 3,882	$ 8

Total Current Assets	3,882	8

TOTAL ASSETS	$ 3,882	$ 8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Due to shareholders	$ 290	$ 290

TOTAL LIABILITIES	290	290

Stockholders’ Equity
Common stock , $.0001 par value
Authorized shares; 500,000,000
Issued and outstanding shares; 22,793,420
and 22,353,420, respectively	2,279	2,235
Preferred Stock, .0001 par value	--	--
Paid in capital	2,573,258	2,374,207
Stock subscription receivable, net	(62,340)	(85,000)
Deficit accumulated during development stage	(2,509,605)	(2,291,724)
Total Stockholder’s Equity	3,592	282

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 3,882	$ 8
The accompanying notes are an integral part of these financial statements.

Independent Film Development Corporation (a Development Stage Company) Statements of Operations

			September 17, 2007
			(inception)
	For the Year Ended	For the Year Ended	Through
	September 30, 2010	September 30, 2009	September 30, 2010

Investment income	$ --	$ --	$ --

Total Income	--	--	--

EXPENSES
Consulting	18,000	--	18,000
General and Administrative	199,881	2,258,311	2,491,605
Total Expenses	217,881	2,258,311	2,509,605
NET LOSS	$ (217,881)	$ (2,258,311)	$ (2,509,605)
Net loss per common share	$ (0.01)	$ (62.69)
Weighted average shares outstanding	22,484,790	36,022
The accompanying notes are an integral part of these financial statements.

Independent Film Development Corporation (a Development Stage Company) Statements of Cash Flows
	For the Year ended September 30, 2010	For the Year ended September 30, 2009	September 17, 2007 (inception) through September 30, 2010

CASH FROM (USED IN) OPERATIONS
Net loss	$ (217,881)	$ (2,258,311)	$ (2,509,605)
Adjustments to reconcile net loss to total cash used in operations:
Common stock issued for compensation	2,000	2,230,000	2,232,000

Total cash used in operations	(215,881)	(28,311)	(277,605)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FROM FINANCING ACTIVITIES
Proceeds from stock issuance	197,095	25,000	258,537
Proceeds from subscriptions receivable	22,660	-	22,660
Advances from shareholders	-	290	290
Total cash from financing activities	219,755	25,290	281,487

INCREASE (DECREASE) IN CASH	3,874	(3,021)	3,882
BEGINNING CASH	8	3,029	-
ENDING CASH	$ 3,882	$ 8	$ 3,882

The accompanying notes are an integral part of these financial statements.

Independent Film Development Corporation (a Development Stage Company) Statement of Stockholders’ Equity

				Deficit
	Number of	Common		Accumulated	Stock
	Shares	Stock at	Paid in	During	Subscription
	Outstanding	Par Value	Capital	Development	Receivable	Total

Beginning balance	--	$ --	$ --	$ --	$ --	$ --
Stocks issued for cash	125	--	500	--	--	500
Balance at September 30, 2007	125	--	500	--		500
Stocks issued for cash	18,492	2	35,940	--		35,942
Net loss for the year ended September 30, 2008	--	--	--	(33,413)		(33,413)
Balance at September 30, 2008	18,617	2	36,440	(33,413)		3,029
Stocks issued for cash	34,803	3	109,997	--	(85,000)	25,000
Stocks issued for compensation	22,300,000	2,230	2,227,770			2,230,000
Net loss for year ended September 30, 2009				(2,258,311)		(2,258,311)
Balance at September 30, 2009	22,353,420	2,235	2,374,207	(2,291,724)	(85,000)	(282)
Stocks issued for cash	436,000	44	197,051			197,095
Stocks issued for compensation	4,000	-	2,000			2,000
Stock subscription receivable					22,660	22,660
Net loss for year ended September 30, 2010				(217,881)		(217,881)
Balance at September 30, 2010	22,793,420	$ 2,279	$2,573,258	$(2,509,605)	$ (62,340)	$ (3,592)
The accompanying notes are an integral part of these financial statements.

Independent Film Development Corporation

(Development Stage Company)

Notes to Financial Statements

September 30, 2010

NOTE 1: HISTORY OF OPERATIONS

Business Activity

Independent Film Development Corporation was incorporated on September 17, 2007 in the State of Nevada.  The Company filed an election to operate as a Business Development Company (“BDC”) under Section 54(a) of the Investment Company Act of 1940 (“1940 Act”) on April 24, 2008, but withdrew its election on September 30, 2009, and currently has a plan of operation to develop and distribute filmed entertainment.  For the ease of the reader, these financial statements have been prepared as if the Company were a development stage enterprise since inception.

The Company is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not generated any revenue during the period September 14, 2007 (inception) through September 30, 2010 and has funded its operations primarily through the issuance of equity. This matter raises substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Accordingly, the Company’s ability to accomplish its business strategy and to ultimately achieve profitable operations is dependent upon its ability to obtain additional debt or equity financing. Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

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

Fair Value of Financial Instruments

The carrying amount of cash, notes receivable, accounts payable, accrued liabilities and notes payable, as applicable, approximates fair value due to the short-term nature of these items. The fair value of the related party notes payable cannot be determined because of the Company's affiliation with the parties with whom the agreements exist. The use of different assumptions or methodologies may have a material effect on the estimates of fair values.

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

•

Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

•

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•

Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

The following table represents our assets and liabilities by level measured at fair value on a recurring basis at September 30, 2010.

Description	Level 1	Level 2	Level 3

	none	none	none

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

NOTE 4: RECENT ACCOUNTING PRONOUNCEMENTS

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.”  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.  The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB Accounting Standards Update 2010-10 (ASU 2010-10), “Consolidation (Topic 810): Amendments for Certain Investment Funds.”  The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted.  The Company’s adoption of provisions of ASU 2010-10 did not have a material effect on the financial position, results of operations or cash flows.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position and results of operations.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis.  This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010. The adoption did not have an impact on the Company’s financial position and results of operations.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend.  This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis.  The adoption of this standard is not expected to have a significant impact on the Company’s financial statements.

In October 2009, FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

In August 2009, FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on October 1, 2009. The adoption of this amendment did not have a material effect on the Company’s financial statements.

On September 30, 2009, the Company adopted changes issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP.  These changes establish the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates.  Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification.  These changes and the Codification itself do not change GAAP.  Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Company’s financial statements.

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 5: COMMON STOCK TRANSACTIONS

During the period from September 17, 2007 (inception) through September 30, 2007 the Company issued 125 common shares for $500 cash.

During the year ended September 30, 2008 the Company issued 18,492 common shares for $35,942 cash.

During the year ended September 30, 2009 the Company issued 34,803 common shares for $25,000 cash and a subscription receivable in the amount of $85,000.

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

On September 30, 2009 the Company’s Board of Directors authorized the issuance of, 200,000 shares and 500,000 shares to Kenneth Eade, an Officer and Director for compensation for two years’ services rendered, 500,000 for two years’ legal services rendered, and 10,000,000 shares in exchange for business opportunities assigned to the company, pursuant to Section 4(2) of the Securities Act of 1933.

During the three months period ended December 31, 2009 the Company issued 90,000 common stock shares for total consideration of $45,000.

During the three months period ended June 30, 2010 the Company issued 216,000 common shares for total consideration of $119,595.

During the three months period ended June 30, 2010, the Company issued 4,000 common shares for services totaling $2,000.

During the three months ended September 30, 2010, the Company issued 130,000 common shares for total consideration of $32,500.

During the year ended September 30, 2010 the Company received $22,660 on its subscription receivable.

NOTE 6: FILM LIBRARY

The Company has not booked its library of films for distribution as assets due to a lack of information concerning the cost basis thereof.

NOTE 7: SUBSEQUENT EVENTS

On October 1, 2010 the Company entered into a five year consulting agreement with Arriva Capital, LLC. Terms of the agreement include commissions to be paid for raised capital, reimbursement of expenses, and common stock to be contributed by the Company’s principle shareholders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 15, 2011	INDEPENDENT FILM DEVELOPMENT CORP (REGISTRANT) By: Jeff Ritchie /s/ Jeff Ritchie Jeff Ritchie CEO and Director

Dated: February 15, 2011	INDEPENDENT FILM DEVELOPMENT CORP (REGISTRANT) By: Kenneth Eade /s/ Kenneth Eade CFO and Director