Form 10-Q
period 2010-12-30
Independent Film Development CORP
filed 2011-02-15
CIK 1425883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 30, 2010

____	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                          to

INDEPENDENT FILM DEVELOPMENT CORPORATION

(Name of small business issuer specified in its charter)

Nevada	56-2676759
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

6399 Wilshire Blvd., Suite 507, Los Angeles, CA	90048
(Address of principal executive offices)	(Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was was required to submit and post such files.)  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, anon –accelerated filer, or a smaller reporting company.   See definitions of large accelerated filer, accelerated filer and smaller reporting company in Section 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐       No   ☒

As of February 11, 2011, the issuer had 22,793,420 shares of common stock outstanding.

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

Independent Film Development Corporation
(a Development Stage Company)
Balance Sheets

	December 31, 2010	September 30, 2010
	(Unaudited)
ASSETS

Cash	$ 23	$ 3,882
Due from a related party	262	-
Due from an officer	340	-
Total Current Assets	625	3,882
Total Assets	$ 625	$ 3,882

LIABILITIES AND STOCKHOLERS' EQUITY

Current Liabilities
Cash Overdraft	$ 59	$ -
Due to shareholder	290	290
Due to a related party	500	-
Total Liabilities	849	290

Stockholders' Equity
Common stock , $.0001 par value, 500,000,000 shares authorized,
22,793,420 issued and outstanding	2,279	2,279
Preferred Stock, .0001 par value	-	-
Additional paid in capital	2,573,258	2,573,258
Stock subscription receivable, net	(62,340)	(62,340)
Deficit accumulated during development stage	(2,513,421)	(2,509,605)
Total Stockholders' Equity	(224)	3,592
Total Liabilities and Stockholders' Equity	$ 625	$ 3,882

The accompanying notes are an integral part of these financial statements

Independent Film Development Corporation
(a Development Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended		September 17, 2007
	December 31,		(inception) through
	2010	2009	December 31, 2010

Investment income	$ -	$ -	$ -
Total income	-	-	-

Expenses
Consulting	1,000	-	19,000
General and administrative	2,816	36,508	2,494,421
Total operating expenses	3,816	36,508	2,513,421
Net loss	$ (3,816)	$ (36,508)	$ (2,513,421)

Loss per share Basic and diluted	$ (0.00)	$ (1.01)

Weighted average shares outstanding basic and diluted	22,484,790	36,022

The accompanying notes are an integral part of these financial statements

Independent Film Development Corporation
(a Development Stage Company)
Statements of Cashflows
(Unaudited)

	For the Three Months Ended		September 17, 2007
	December 31,		(inception) through
	2010	2009	December 31, 2010
Cash flows from operating activities:
Net loss	$ (3,816)	$ (36,508)	$ (2,513,421)
Adjustments to reconcile net loss to total cash used in operations:
Common stock issued for compensation	-	-	2,232,000
Change in assets and liabilities:
(Increase) in receivables, related party	(602)	-	(602)
Net cash used in operating activities	(4,418)	(36,508)	(282,023)

Cash flows from investing activities	-	-	-

Cash flows from financing activities:
Increase in cash overdraft	59	-	59
Proceeds from loan, related party	500	-	500
Proceeds from subscriptions receivable	-	-	22,660
Advances from shareholders	-	-	290
Proceeds from the sale of common stock	-	38,530	258,535
Net cash provided by financing activities	559	38,530	282,044
Net increase (decrease) in cash and cash equivalents	(3,859)	2,022	21
Cash and cash equivalents at beginning of period	3,882	-	2
Cash and cash equivalents at end of period	$ 23	$ 2,022	$ 23

The accompanying notes are an integral part of these financial statements

Independent Film Development Corporation

(A Development Stage Company)

Notes to Financial Statements

December 31, 2010

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not generated any revenue during the period September 14, 2007 (inception) thorough December 31, 2010 and has funded its operations primarily through the issuance of equity. This matter raises substantial doubt about the Company's ability to continue as a going concern.

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

The following table represents our assets and liabilities by level measured at fair value on a recurring basis at December 31, 2010.

Description	Level 1	Level 2	Level 3

	none	none	none

Income Taxes

Deferred taxes are calculated using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

In June 2006, the FASB interpreted its standard for accounting for uncertainty in income taxes, an interpretation of accounting for income taxes.  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance the minimum recognition threshold and measurement attributable to a tax position taken on a tax return is required to be met before being recognized in the financial statements. The FASB’s interpretation had no material impact on the Company’s financial statements for the quarter ended December 31, 2010.

Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. At December 31, 2010, the Company's had no outstanding options or warrants.

NOTE 3: RECENT ACCOUNTING PRONOUNCEMENTS

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

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis.  This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.

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

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. The adoption of this amendment did not have a material effect on the Company’s financial statements.

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

NOTE 6: RELATED PARTY TRANSACTION

During the quarter ended December 31, 2010 the Company loaned $340 to an officer of the company and $262 to a company owned by another officer of the company.

As of December 31, 2010 the Company owed one of its officers $290 and a relative of one of the Company’s officers $500 for funds advanced to cover certain expenses.

NOTE 7: SIGINIFICANT EVENTS

On October 1, 2010 the Company entered into a five year consulting agreement with Arriva Capital, LLC. Terms of the agreement require the Company to pay a commission on raised capital, a weekly retainer, subject to available funds, to be applied against the commission, reimbursement for certain expenses and shares of common stock to be contributed by principle shareholders.

Item 2:  Management’s Discussion and Analysis or Plan of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this filing as well as with Management’s Discussion and Analysis or Plan of Operations contained in the Company’s Report on  Form 10-K for the period ended September 30, 2010, filed with the Securities and Exchange Commission.  Financial information for comparative periods has not been included as no significant operations have yet taken place and comparative information would not be useful.

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

Item 4: Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer/Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2010. In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment.

Based upon the required evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2010, sufficient procedures over financial reporting existed which management believes is effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Date: February 15, 2011 Dated: February 15, 2011

INDEPENDENT FILM DEVELDOPMENT CORPORATION

BY:          Jeff Ritchie

           /s/ Jeff Ritchie

                Jeff Ritchie

                Chief Executive Officer and Director

INDEPENDENT FILM DEVELDOPMENT CORPORATION

By:        Kenneth Eade

           /s/Kenneth Eade

              Kenneth Eade

              Chief Financial Officer and Director