Form 10-K/A
period 2010-09-30
Independent Film Development CORP
filed 2011-03-10
CIK 1425883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934during the preceding 12 months  (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  ☒    No  ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K(section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporate by reference in Part III of this From 10-K or any amendment to this Form 10-K.  _____

Indicate by checkmark wither the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Date: March 10, 2011	INDEPENDENT FILM DEVELOPMENT CORP (REGISTRANT) By: Jeff Ritchie /s/ Jeff Ritchie Jeff Ritchie CEO and Director

Dated: March 10, 2011	INDEPENDENT FILM DEVELOPMENT CORP (REGISTRANT) By: Kenneth Eade /s/ Kenneth Eade CFO and Director