Form 10-Q
period 2011-03-31
Independent Film Development CORP
filed 2011-05-23
CIK 1425883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

_X_	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)   ☐ Yes      ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, anon –accelerated filer, or a smaller reporting company.  See definitions of large accelerated filer, accelerated filer and smaller reporting company in Section 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

As of May 4, 2011, the issuer had 24,843,420 shares of common stock outstanding.

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

Independent Film Development Corporation
(a Development Stage Company)
Balance Sheets

	March 31, 2011	September 30, 2010
	(Unaudited)
ASSETS

Cash	$14,428	$3,882
Total Current Assets	14,428	3,882
Total Assets	14,428	3,882

LIABILITIES AND STOCKHOLERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$12,850	$-
Due to shareholders	290	290
Due to a related party	500	-
Total Liabilities	13,640	290

Stockholders' Equity
Common stock , $.0001 par value, 500,000,000
shares authorized, 24,843,420 and 22,793,420 issued and outstanding, respectively	2,484	2,279
Preferred Stock, .$0001 par value	-	-
Additional paid in capital	3,157,303	2,573,258
Common stock subscribed	19,975	-
Stock subscription receivable, net	(62,340)	(62,340)
Deficit accumulated during development stage	(3,116,634)	(2,509,605)
Total Stockholders' Equity	788	3,592
Total Liabilities and Stockholders' Equity	$14,428	$3,882

The accompanying notes are an integral part of these financial statements

Independent Film Development Corporation
(a Development Stage Company)
Statements of Operations
(Unaudited)

	For the Six Months Ended		For the Three Months Ended		September 17, 2007
	March 31,		March 31,		(inception) through
	2011	2010	2011	2010	March 31, 20111

Investment income	$-	$-	$-	$-	$-

Total income	-	-	-	-	-

Expenses
Consulting	-	-	-	-	18,000
Officer salary	6,500	-	5,500	-	6,500
Professional fees	70,400	-	69,900	-	70,400
Director fees	28,500	-	28,500	-	28,500
Stock for services	498,750	-	498,750	-	498,750
General and administrative	2,879	153,177	614	116,669	2,494,484
Total operating expenses	607,029	153,177	603,264	116,669	3,116,634
Net loss	$(607,029)	$(153,177)	$(603,264)	$(116,669)	$(3,116,634)

Loss per share
Basic and diluted	$(0.03)	$(0.01)	$(0.03)	$(0.01)

Weighted average shares
outstanding basic and diluted	22,805,233	22,431,586	22,817,309	22,510,087

The accompanying notes are an integral part of these financial statements

	Number of Shares Outstanding	Common Stock at Par Value	Paid in Capital	Deficit Accumulated During Development	Common Stock Subscribed	Stock Subscription Receivable	Total

Beginning balance	-	$-	$-	$-	$-	$-	$-
Stocks issued for cash	125	-	500	-	-	-	500
Balance at September 30, 2007	125	-	500	-	-	-	500
Stocks issued for cash	18,492	2	35,940	-	-	-	35,942
Net loss for the year ended September 30, 2008	-	-	-	(33,413)	-	-	(33,413)
Balance at September 30, 2008	18,617	2	36,440	(33,413)	-	-	3,029
Stocks issued for cash	34,803	3	109,997	-	-	(85,000)	25,000
Stocks issued for compensation	22,300,000	2,230	2,227,770	-	-	-	2,230,000
Net loss for year ended September 30, 2009	-	-	-	(2,258,311)	-	-	(2,258,311)
Balance at September 30, 2009	22,353,420	2,235	2,374,207	(2,258,311)	-	(85,000)	(282)
Stocks issued for cash	436,000	44	197,051	-	-	-	197,095
Stocks issued for compensation	4,000	-	2,000	-	-	-	2,000
Stock subscription receivable	-	-	-	-	-	22,660	22,660
Net loss for year ended September 30, 2010	-	-	-	(217,881)	-	-	(217,881)
Balance at September 30, 2010	22,793,420	2,279	2,573,258	(2,509,605)	-	(62,340)	3,592
Stock issued for services (unaudited)	1,950,000	195	555,555	-	-	-	555,750
Stock issued for Director fees (unaudited)	100,000	10	28,490	-	-	-	28,500
Sale of common stock (unaudited)	-	-	-	-	19,975	-	19,975
Net loss for period ended March 31, 2011 (unaudited)	-	-	-	(607,029)	-	-	(607,029)
Balance at March 31, 2011 (unaudited)	24,843,420	$2,484	$3,157,303	$(3,116,634)	$19,975	$(62,340)	$788

Independent Film Development Corporation
(a Development Stage Company)
Statements of Cashflows
(Unaudited)

	For the Six Months Ended		September 17, 2007
	March 31,		(inception) through
	2011	2010	March 31, 2011
Cash flows from operating activities:
Net loss	$(607,029)	$(153,177)	$(3,116,634)
Adjustments to reconcile net loss to total cash used in operations:
Common stock issued for compensation	427,500	2,000	2,659,500
Common stock issued for other services	128,250	-	128,250
Common stock issued for Director's fees	28,500	-	28,500
Change in assets and liabilities:
Increase in accounts payable	12,850	-	12,850
Net cash used in operating activities	(9,929)	(151,177)	(287,534)

Cash flows from investing activities	-	-	-

Cash flows from financing activities:
Proceeds from loan, related party	500	-	500
Proceeds from subscriptions receivable	-	5,000	22,660
Advances from shareholders	-	-	290
Proceeds from the sale of common stock	19,975	164,595	278,510
Net cash provided by financing activities	20,475	169,595	301,960
Net increase in cash	10,546	18,418	14,426
Cash at beginning of period	3,882	6	2
Cash at end of period	$14,428	$18,424	$14,428

Independent Film Development Corporation

(A Development Stage Company)

Notes to Financial Statements

March 31, 2011

(Unaudited)

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

The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities.”

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

Preparation of Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.

The unaudited interim financial statements should be read in conjunction with the Company’s annual report on Form 10K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the fiscal year ended September 30, 2010.  The interim results for the six months ended March 31, 2011 are not necessarily indicative of the results for the full fiscal year.

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not generated any revenue during the period September 14, 2007 (inception) through March 31, 2011 and has funded its operations primarily through the issuance of equity. This matter raises substantial doubt about the Company's ability to continue as a going concern.

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

The following table represents our assets and liabilities by level measured at fair value on a recurring basis at March 31, 2011.

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

In June 2006, the FASB interpreted its standard for accounting for uncertainty in income taxes, an interpretation of accounting for income taxes.  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance the minimum recognition threshold and measurement attributable to a tax position taken on a tax return is required to be met before being recognized in the financial statements. The FASB’s interpretation had no material impact on the Company’s financial statements for the quarter ended March 31, 2011.

Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. At March 31, 2011, the Company's had no outstanding options or warrants.

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

During the three month period ended December 31, 2009 the Company issued 90,000 common stock shares for total consideration of $45,000.

During the three months ended June 30, 2010 the Company issued 216,000 common shares for total consideration of $119,595.

During the three months ended June 30, 2010, the Company issued 4,000 common shares for services totaling $2,000.

During the three months ended September 30, 2010, the Company issued 130,000 common shares for total consideration of $32,500.

During the year ended September 30, 2010 the Company received $22,660 on its subscription receivable.

On March 31, 2011 the Company’s Board of Directors authorized the issuance of 100,000 common shares for Director’s fees totaling $28,500.

On March 31, 2011 the Company’s Board of Directors authorized the issuance of 750,000 shares each to Jeff Ritchie, the Company’s CEO and Kenneth Eade the Company’s CFO for compensation for services rendered in 2010, and an additional 200,000 shares to Kenneth Eade for legal services rendered, for total consideration of $484,500.

During the three month period ended March 31, 2011, the Company received $19,975 for shares to be issued in the third quarter.

During the three month period ended March 31, 2011, the Company issued 250,000 common shares for services valued at $19,975.

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

On March 31, 2011, the Company signed a common stock purchase agreement with Crisnic Fund, SA, (“Crisnic”), whereby the Company has the right, but not the obligation, to sell to Crisnic, up to $2 million worth of common stock, subject to the filing of a registration statement, at 99% of the market price on the first business day following the effective date of the registration statement.

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

Results of Operations – Three Months Ended March 31, 2011 as Compared to the Three Months Ended March 31, 2010

General and administrative expenses decreased $116,055 to $614 from $116,669 for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. The considerable decrease in G&A expense was the result of the limited cash that was available for company expenses.

Net loss increased by $486,595 to $603,264 from $116,669 for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.  During the three months ended March 31, 2011 the company issued stock for various services totaling $584,250. This was the major contributor to the increase in net loss.

Results of Operations – Six Months Ended March 31, 2011 as Compared to the Six Months Ended March 31, 2010

General and administrative expenses decreased $150,298 to $2,879 from $153,177 for the six months ended March 31, 2011 as compared to the six months ended March 31, 2010. The considerable decrease in G&A expense was the result of the limited cash that was available for company expenses.

Net loss increased by $453,852 to $607,029 from $153,177 for the six months ended March 31, 2011 as compared to the six months ended March 31, 2010.  During the six months ended March 31, 2011 the company issued stock for various services totaling $584,250. This was the major contributor to the increase in net loss.

 Cash Flow

During the six months ended March 31, 2011, the Company used $9,929 of cash for operating activities and received $19,975 in proceeds from the sale of common stock.

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

Item 4: Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our President, Chief Executive Officer/Chief Financial Officer (the “Certifying Officer”) we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Certifying Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective. We identified material weaknesses discussed below in the managements report on internal control over financial reporting.

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i)

Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii)

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii)

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement to the Company’s annual or interim financial statements will not be prevented or detected.

In the course of management’s assessment, we have identified the following material weaknesses in internal control over financial reporting:

●           Segregation of Duties – As a result of limited resources, we did not maintain proper segregation of incompatible duties. Namely the lack of an audit committee, an understaffed financial and accounting function, and the need for additional personnel to prepare and analyze financial information in a timely manner and to allow review and on-going monitoring and enhancement of our controls. The effect of the lack of segregation of duties potentially affects multiple processes and procedures.

●           Maintenance of Current Accounting Records – This weakness specifically affects the characterization of related party loans and their uses, and therefore we failed to maintain effective internal controls over the completeness of loans, expenses and other capital transactions.

We are in the continuous process of improving our internal control over financial reporting in an effort to eliminate these material weaknesses through improved supervision and training of our staff, but additional effort is needed to fully remedy these deficiencies. Management has engaged an accountant as a consultant to assist with the financial reporting process in an effort to mitigate some of the identified weaknesses.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting since the last fiscal quarter of calendar year 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 23, 2011

INDEPENDENT FILM DEVELDOPMENT CORPORATION

BY:      Jeff Ritchie

           /s/ Jeff Ritchie

                Jeff Ritchie

                Chief Executive Officer and Director

By:        Kenneth Eade

           /s/Kenneth Eade

              Kenneth Eade

              Chief Financial Officer and Director