Form 10-Q/A
period 2011-03-31
Independent Film Development CORP
filed 2011-08-22
CIK 1425883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes   ☒      No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, anon –accelerated filer, or a smaller reporting company.   See definitions of large accelerated filer, accelerated filer and smaller reporting company in Section 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

As of August 15, 2011, the issuer had 23,545,991 shares of common stock outstanding.

Transitional Small Business Disclosure Format:    Yes    ☐      No   ☒

EXPLANATORY NOTE

The Registrant is filing this Amendment to our Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2011, as filed with the U.S. Securities and Exchange Commission on August 15, 2011, to amend the Statement of Stockholders’ Equity. An error was made in the valuation of 779,000 shares of common stock that were issued for officer compensation and other services. In addition, the shares have not yet been issued by the transfer agent so they are being reclassified as a stock payable.

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

Independent Film Development Corporation
(a Development Stage Company)
Balance Sheets

	March 31, 2011	September 30, 2010
	(Unaudited)
ASSETS

Cash	$14,428	$3,882
Total Current Assets	14,428	3,882
Total Assets	14,428	3,882

LIABILITIES AND STOCKHOLERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$12,850	$-
Due to shareholders	290	290
Due to a related party	500	-
Total Liabilities	13,640	290

Stockholders' Equity
Common stock , $.0001 par value, 485,000,000
shares authorized, 23,233,991 and 22,983,991 issued and outstanding, respectively	2,323	2,298
Preferred Stock, .$0001 par value, 15,000,000 Shares authorized, no shares issued and outstanding	-	-
Additional paid in capital	2,593,189	2,573,239
Common stock subscribed	779,000	-
Stock subscription receivable, net	(62,340)	(62,340)
Deficit accumulated during development stage	(3,311,384)	(2,509,605)
Total Stockholders' Equity	788	3,592
Total Liabilities and Stockholders' Equity	$14,428	$3,882

The accompanying notes are an integral part of these financial statements.

Independent Film Development Corporation
(a Development Stage Company)
Statements of Operations
(Unaudited)

	For the Six Months Ended		For the Three Months Ended		September 17, 2007
	March 31,		March 31,		(inception) through
	2011	2010	2011	2010	March 31, 2011

Investment income	$-	$-	$-	$-	$-

Total income	-	-	-	-	-

Expenses
Officer compensation	6,500	-	5,500	-	6,500
Professional fees	89,400	-	88,850	-	108,400
Director fees	38,000	-	38,000	-	38,000
Stock for officer compensation	570,000	-	570,000	-	570,000
Stock for other services	95,000	-	95,000	-	95,000
General and administrative	2,879	153,177	12	116,669	2,493,484
Total operating expenses	801,779	153,177	797,362	116,669	3,311,384
Net loss	$(801,779)	$(153,177)	$(797,362)	$(116,669)	$(3,311,384)

Loss per share
Basic and diluted	$(0.03)	$(0.01)	$(0.03)	$(0.01)

Weighted average shares
outstanding basic and diluted	22,986,738	22,431,586	22,817,309	22,510,087

The accompanying notes are an integral part of these financial statements.

Independent Film Development Corporation
(a Development Stage Company)
Statement of Stockholders’ Equity (Deficit)
	Common Shares Issued	Common Stock at Par Value	Paid in Capital	Deficit Accumulated During Development	Common Stock Subscribed	Stock Subscription Receivable	Total

Beginning balance	-	$-	$-	$-	$-	$-	$-
Stock issued for cash	125	-	500	-	-	-	500
Balance at September 30, 2007	125	-	500	-	-	-	500
Stock issued for cash	18,492	2	35,940	-	-	-	35,942
Net loss for the year ended September 30, 2008	-	-	-	(33,413)	-	-	(33,413)
Balance at September 30, 2008	18,617	2	36,440	(33,413)	-	-	3,029
Stock issued for cash	34,803	3	109,997	-	-	(85,000)	25,000
Stock issued for compensation	22,300,000	2,230	2,227,770	-	-	-	2,230,000
Net loss for year ended September 30, 2009	-	-	-	(2,258,311)	-	-	(2,258,311)
Balance at September 30, 2009	22,353,420	2,235	2,374,207	(2,291,724)	-	(85,000)	(282)
Stock issued for cash	626,571	63	197,032	-	-	-	197,095
Stock issued for compensation	4,000	-	2,000	-	-	-	2,000
Stock subscription receivable	-	-	-	-	-	22,660	22,660
Net loss for year ended September 30, 2010	-	-	-	(217,881)	-	-	(217,881)
Balance at September 30, 2010	22,983,991	2,298	2,573,239	(2,509,605)	-	(62,340)	3,592
Stock for officer compensation (unaudited)	-	-	-	-	570,000	-	570,000
Stock for other services (unaudited)	-	-	-	-	171,000	-	171,000
Stock for Director fees (unaudited)	-	-	-	-	38,000	-	38,000
Sale of common stock (unaudited)	250,000	25	19,950	-	-	-	19,975
Net loss for period ended March 31, 2011 (unaudited)	-	-	-	(801,779)	-	-	(801,779)
Balance at March 31, 2011 (unaudited)	23,233,991	$2,323	$2,593,189	$(3,311,384)	$779,000	$(62,340)	$788
The accompanying notes are an integral part of these financial statements.

Independent Film Development Corporation
(a Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended		September 17, 2007
	March 31,		(inception) through
	2011	2010	March 31, 2011
Cash flows from operating activities:
Net loss	$(801,779)	$(153,177)	$(3,311,384)
Adjustments to reconcile net loss to total cash used in operations:
Common stock for officer compensation	570,000	2,000	2,802,000
Common stock for other services	171,000	-	171,000
Common stock for Director's fees	38,000	-	38,000
Change in assets and liabilities:
Increase in accounts payable	12,850	-	12,850
Net cash used in operating activities	(9,929)	(151,177)	(287,534)

Cash flows from investing activities	-	-	-

Cash flows from financing activities:
Proceeds from loan, related party	500	-	500
Proceeds from subscriptions receivable	-	5,000	22,660
Advances from shareholders	-	-	290
Proceeds from the sale of common stock	19,975	164,595	278,510
Net cash provided by financing activities	20,475	169,595	301,960
Net increase in cash	10,546	18,418	14,426
Cash at beginning of period	3,882	6	2
Cash at end of period	$14,428	$18,424	$14,428

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

Reclassification

Certain reclassifications have been made to the March 31, 2010 (unaudited) quarterly financial information to conform to the presentation used in the March 31, 2011 (unaudited) financial information.

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

During the three months ended June 30, 2010 the Company issued 406,571 common shares for total consideration of $119,595.

During the three months ended June 30, 2010, the Company issued 4,000 common shares for services totaling $2,000.

During the three months ended September 30, 2010, the Company issued 130,000 common shares for total consideration of $32,500.

During the year ended September 30, 2010 the Company received $22,660 on its subscription receivable.

On March 31, 2011 the Company’s Board of Directors authorized the issuance of 100,000 common shares for Director’s fees totaling $38,000.

On March 31, 2011 the Company’s Board of Directors authorized the issuance of 750,000 shares each to Jeff Ritchie, the Company’s CEO and Kenneth Eade the Company’s CFO for compensation for services rendered in 2010, and an additional 200,000 shares to Kenneth Eade for legal services rendered, for total consideration of $646,000.

During the three month period ended March 31, 2011, the Company issued 250,000 common shares for total consideration of $19,975.

During the three month period ended March 31, 2011, the Company authorized the issuance of 250,000 common shares for services valued at $95,000.

NOTE 5: FILM LIBRARY

The Company has currently not booked its library of films for distribution as assets due to a current lack of information on cost basis, and is in the process of valuation procedures in determining the cost basis thereof.

NOTE 6: RELATED PARTY TRANSACTION

As of June 30, 2011, the Company owed its officers a total of $7,423. The money was loaned to the company to cover certain operating expenses. In addition, a relative of one of the Company’s officers is owed $500 and a shareholder is owed $290, for funds advanced to cover certain expenses. Amounts are due on demand and have no stated rate of interest.

NOTE 7: COMMITMENTS

On October 1, 2010 the Company entered into a five year consulting agreement with Arriva Capital, LLC. Terms of the agreement require the Company to pay a commission on raised capital, a weekly retainer, subject to available funds, to be applied against the commission, reimbursement for certain expenses and shares of common stock to be contributed by principle shareholders. The company is currently in the process of rescinding this agreement

On March 31, 2011, the Company signed a common stock purchase agreement with Crisnic Fund, SA, (“Crisnic”), whereby the Company has the right, but not the obligation, to sell to Crisnic, up to $2 million worth of common stock, subject to the filing of a registration statement, at 99% of the market price on the first business day following the effective date of the registration statement.

NOTE 8: RESTATEMENT

In conjunction with the Company’s change of their registered certified public accountant and their review of the current quarter it was determined that an error had been made in the valuation of 779,000 shares of common stock that were issued for officer compensation and other services in the prior quarter. In addition, these shares have not yet been issued by the transfer agent so it was deemed necessary to reclass them as a stock payable. All adjustments were in order to increase the expense for shares issued and to reclass the applicable amounts from common stock and additional paid in capital to common stock subscribed. An analysis of the applicable accounts in the restated March 31, 2011 balance sheet, results of operations and cash flows for the quarter then ended is as follows.

	As Reported	Adjustment	Restated
Common stock	$2,484	$(161)	$2,323
Additional paid in capital	3,157,303	(564,114)	2,593,189
Common stock subscribed	19,975	759,025	779,000
Deficit accumulated during development stage	(3,116,634)	(194,750)	(3,311,384)

	For the Six Months Ended			For the Three Months Ended
	March 31, 2011			March 31, 2011
	As Reported	Adjustment	Restated	As Reported	Adjustment	Restated
Professional fees	$70,400	$19,000	$89,400	$69,900	$18,950	$88,850
Director's fees	28,500	9,500	38,000	28,500	9,500	38,000
Stock for officer compensation	498,750	71,250	570,000	498,750	71,250	570,000
Stock for services	-	95,000	95,000	-	95,000	95,000

Statement of Cash Flows	As Reported	Adjustment	Restated
Net loss	$(607,029)	$(194,750)	$(801,779)
Common stock issued for compensation	427,500	142,500	570,000
Common stock issued for other services	128,250	42,750	171,000
Common stock issued for Director's fees	28,500	9,500	38,000

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

Plan of Operations

The company is actively reviewing and acquiring finished and partially finished films as well as developing film and television projects as co-productions. Additionally, we are in our initial phase of launching HollyWoodIndy.com a one-stop shop bridging entertainment insiders with new upcoming Writers, Actors, Directors and other industry professionals

Sales and Distribution: We have been actively targeting for acquisition finished and partially finished films for sales and distribution. Our mission as it relates to our distribution company division is content and sales. Building enough of a library to successfully package slates of film for sale around the world. Over the past two years we have acquired the distribution rights for the following feature films:  LA Bounty, Rush Week, Trapper County War, Kamillions, Hostage, Sleep of Death (worldwide TV rights until 2015) and  A Man of Passion, starring Anthony Quinn.  We own 100% of the rights to these films in perpetuity.  All of these films are available for re-licensing rights worldwide.

We own a 30% producer’s share and the worldwide distribution rights to the 2008 award winning, $4,000,000 dramatic thriller “Say it in Russian” starring Faye Dunaway  and Rade Serbedzija . We own 100% of the distribution rights to the $200,000 Independent Feature “All That I Need”.  This film has the entire world available for sales.

We have 100% of the distribution rights of the award winning series, “AUTOGRAPH,” a 26 episode interview series with a host interviewing actors and directors in the entertainment industry. Some of the guests include Robert Duval, Michelle Phillips, Bo Derek, Janet Lee, David Carradine and director Phillip Noyce. The series has only been aired once on cable television and the worldwide rights are controlled by the Company.

We own the worldwide rights, subject to renewal of a $25,000 license fee, to the syndicated 1965-1966 television Cartoon series “The New Three Stooges”. This includes 156 cartoons with 41 live action sequences staring the stooges themselves. The cartoon segments have not been aired anywhere in the world for nearly 20 years and the live action sequences have been lost since their original airings in the 1960’s.  We hold the only masters to these live action sequences.

Development & Production: Our mission is to develop and produce films with high profit margins and built in “profit” safety nets. We will seek to leverage the combined talents of an experienced management/producing and sales/distribution team to develop, produce and acquire films for sale and distribution,  We will look to incorporate and acquire additional entertainment business’s that compliment and assist our current portfolio to increase the value of our overall securities, and enhance shareholder value.

Our development and production arm controls the rights to four scripts:  Deadlands – Written by David Bond,, Hotel Whiskey – Written by Jack Moore,  Never Submit – written by Don Dunn,  The Boys Club – Written by Warren P. Linne.

We have just signed a deal to Executive produce and act as sales agent for a slate of five $500,000 films with Cutting Edge Films, LLC. an Oregon based Production Company.  Our fees will be $20,000 per film plus a 20% commission on worldwide sales.

We are currently developing a news/entertainment program featuring actors, directors, producers and other Hollywood personalities for a cutting edge series dealing with the current hot topics of the entertainment industry.

HollywoodIndy.Com: HollywoodIndy.com is an Internet based entertainment company specializing in social networking and resourcing for independent film and television development, production and distribution.  The social networking component of HollywoodIndy, which will invite any person to become a member and create their own profile, will be unique in that its main purpose will be to connect people with an interest in film and television production.  HollywoodIndy’s interface will have active pages with vidwo, graphics, interactive resumes, and links to other areas of the site as well as other member’s pages.  We are designing this aspect of the site to monetize the site through paid upgrades, which will allow upgraded members access to our jobs board and production /distribution resources.  Our resource database, fed by working professionals in the industry, will offer immediate access to upgraded members to resources in film and television development, screen writing, casting, budgeting, scheduling, financing and tax incentives, as well as completion bonds, locations, personnel, film equipment, support services, sound and film lab, digital intermediate services, delivery services, and full access to the Company’s film distribution services.  Our goal in distribution is to evaluate and obtain distribution rights to independent films our management team feels will be the most profitable, while offering online distribution to a full spectrum of segmented video and short films to full length features, with an aim to emulating Netflix for independent film distribution, and monetizing the YouTube phenomenon.

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

Results of Operations – Three Months Ended March 31, 2011 as Compared to the Three Months Ended March 31, 2010

General and administrative expenses decreased $116,657 to $12 from $116,669 for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. The considerable decrease in G&A expense was the result of the limited cash that was available for company expenses and the reclass of certain expenses from general and administrative expense.

Net loss increased by $680,693 to $797,632 from $116,669 for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.  During the three months ended March 31, 2011 the company issued stock for various services totaling $779,000. This was the major contributor to the increase in net loss.

Results of Operations – Six Months Ended March 31, 2011 as Compared to the Six Months Ended March 31, 2010

General and administrative expenses decreased $150,298 to $2,879 from $153,177 for the six months ended March 31, 2011 as compared to the six months ended March 31, 2010. The considerable decrease in G&A expense was the result of the limited cash that was available for company expenses.

Net loss increased by $648,602 to $801,779 from $153,177 for the six months ended March 31, 2011 as compared to the six months ended March 31, 2010.  During the six months ended March 31, 2011 the company issued stock for various services totaling $779,000. This was the major contributor to the increase in net loss.

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

We are a relatively young company with a limited operating history

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

Our Common Stock Has a Limited Market

Our common stock currently trades on the over-the –counter bulletin board, but trading volume has been limited and our stock price volatile.   Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. Substantial fluctuations in our stock price could significantly reduce the price of our stock.

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

On or about July 22, 2008, 27,500 shares of common stock were issued to a non-affiliate investor, pursuant to Section 4(2) of the Securities Act of 1933, and Regulation D, Rule 506, in exchange for a $110,000 subscription, $25,000 of which was paid in cash and $85,000 of which was due on February 26, 2009.

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

During the year ended September 30, 2010, the Company issued 626,571 shares of common stock for a total aggregate consideration of $197,095 to 11 investors, in reliance upon Section 4(2) of the Securities Act of 1933.

During the three month period ended March 31, 2011, the Company issued 250,000 common shares for total consideration of $19,975, pursuant to Section 4(2) of the Securities Act of 1933.

No underwriters were used in any of the above-referenced sales

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Exhibit 6. Exhibits

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

Date: August 18, 2011

INDEPENDENT FILM DEVELOPMENT CORPORATION

BY:      Jeff Ritchie

           /s/ Jeff Ritchie

                Jeff Ritchie

                Chief Executive Officer and Director

By:        Kenneth Eade

           /s/Kenneth Eade

              Kenneth Eade

              Chief Financial Officer and Director