Form 10-Q
period 2011-06-30
Independent Film Development CORP
filed 2011-08-22
CIK 1425883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

_X_	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“Commission”). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company’s Annual Report on form 10-K, as amended, previously filed with the Commission.

Independent Film Development Corporation
(a Development Stage Company)
Balance Sheets

	June 30, 2011	September 30, 2010
	(Unaudited)
ASSETS

Cash	26	3,882
Total Current Assets	26	3,882
Total Assets	26	3,882

LIABILITIES AND STOCKHOLERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	8,850	-
Advances from officers	7,423	-
Due to shareholders	290	290
Due to a related party	500	-
Total Liabilities	17,063	290

Stockholders' Equity (Deficit)
Common stock , $.0001 par value, 485,000,000
shares authorized, 23,545,991 and 22,983,991 issued and outstanding, respectively	2,355	2,298
Preferred Stock, .$0001 par value, 15,000,0000 shares authorized, none issued and outstanding	-	-
Additional paid in capital	2,612,717	2,573,239
Common stock subscribed	988,000	-
Stock subscription receivable	(70,365)	(62,340)
Deficit accumulated during development stage	(3,549,744)	(2,509,605)
Total Stockholders' Equity (Deficit)	(17,037)	3,592
Total Liabilities and Stockholders' Equity (Deficit)	$26	3,882

The accompanying notes are an integral part of these financial statements.

Independent Film Development Corporation
(a Development Stage Company)
Statements of Operations
(Unaudited)

	For the Nine Months Ended		For the Three Months Ended		September 14, 2007
	June 30,		June 30,		(inception) through
	2011	2010	2011	2010	June 30, 2011

Investment income	$-	$-	$-	$-	$-

Total income	-	-	-	-	-

Expenses
Officer compensation	580,500	-	4,000	-	580,500
Professional fees	91,450	-	2,050	-	110,450
Director fees	38,000	-	-	-	38,000
Consulting services	304,000	-	209,000	-	304,000
General and administrative	26,189	160,734	23,310	7,557	2,516,794
Total operating expenses	1,040,139	160,734	238,360	7,557	3,549,744
Net loss	$(1,040,139)	$(160,734)	$(238,360)	$(7,557)	$(3,549,744)

Loss per share
Basic and diluted	$(0.03)	$(0.01)	$(0.00)	$(0.00)

Weighted average shares
outstanding basic and diluted	23,128,319	22,431,586	23,413,068	22,510,087

The accompanying notes are an integral part of these financial statements.

Independent Film Development Corporation
(a Development Stage Company)
Statement of Stockholders’ Equity (Deficit)

	Number of Shares Outstanding	Common Stock at Par Value	Paid in Capital	Deficit Accumulated During Development	Common Stock Subscribed	Stock Subscription Receivable	Total

Beginning balance	-	$-	$-	$-	$-	$-	$-
Stock issued for cash	125	-	500	-	-	-	500
Balance at September 30, 2007	125	-	500	-	-	-	500
Stock issued for cash	18,492	2	35,940	-	-	-	35,942
Net loss for the year ended September 30, 2008	-	-	-	(33,413)	-	-	(33,413)
Balance at September 30, 2008	18,617	2	36,440	(33,413)	-	-	3,029
Stock issued for cash	34,803	3	109,997	-	-	(85,000)	25,000
Stock issued for compensation	22,300,000	2,230	2,227,770	-	-	-	2,230,000
Net loss for year ended September 30, 2009	-	-	-	(2,258,311)	-	-	(2,258,311)
Balance at September 30, 2009	22,353,420	2,235	2,374,207	(2,291,724)	-	(85,000)	(282)
Stock issued for cash	626,571	63	197,032	-	-	-	197,095
Stock issued for compensation	4,000	-	2,000	-	-	-	2,000
Stock subscription receivable	-	-	-	-	-	22,660	22,660
Net loss for year ended September 30, 2010	-	-	-	(217,881)	-	-	(217,881)
Balance at September 30, 2010	22,983,991	2,298	2,573,239	(2,509,605)	-	(62,340)	3,592
Stock for other services (unaudited)	6,000	1	2,279	-	380,000	-	382,280
Stock for officer compensation (unaudited)	-	-	-	-	570,000	-	570,000
Stock for Director fees (unaudited)	-	-	-	-	38,000	-	38,000
Stock issued for cash (unaudited)	550,000	55	34,920	-	-	(8,025)	26,950
Common stock issued for lock up agreement (unaudited)	6,000	1	2,279	-	-	-	2,280
Net loss for the period ended June 30, 2011 (unaudited)	-	-	-	(1,040,139)	-	-	(1,040,139)
Balance at June 30, 2011 (unaudited)	23,545,991	$2,355	$2,612,717	$(3,549,744)	$988,000	$(70,365)	$(17,037)
The accompanying notes are an integral part of these financial statements.

Independent Film Development Corporation
(a Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended		September 14, 2007
	June 30,		(inception) through
	2011	2010	June 30, 2011
Cash flows from operating activities:
Net loss	$(1,040,139)	$(160,734)	$(3,549,744)
Adjustments to reconcile net loss to total cash used in operations:
Common stock for compensation	570,000	2,000	2,802,000
Common stock for other services	384,560	-	384,560
Common stock for Director's fees	38,000	-	38,000
Change in assets and liabilities:
Increase in accounts payable	8,850	-	8,850
Net cash used in operating activities	(38,729)	(158,734)	(316,334)

Cash flows from investing activities		-

Cash flows from financing activities:
Proceeds from loan, related party	500	-	500
Proceeds from subscriptions receivable	-	5,036	22,660
Advances from officers	7,423	-	7,423
Advances from shareholders	-	-	290
Proceeds from the sale of common stock	26,950	164,595	285,485
Net cash provided by financing activities	34,873	169,631	316,358
Net increase (decrease) in cash	(3,856)	10,897	24
Cash at beginning of period	3,882	6	2
Cash at end of period	$26	$10,903	$26

The accompanying notes are an integral part of these financial statements.

Independent Film Development Corporation

(A Development Stage Company)

Notes to Financial Statements

June 30, 2011

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

The unaudited interim financial statements should be read in conjunction with the Company’s annual report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the fiscal year ended September 30, 2010.  The interim results for the nine months ended June 30, 2011 are not necessarily indicative of the results for the full fiscal year.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not generated any revenue during the period September 14, 2007 (inception) through June 30, 2011 and has funded its operations primarily through the issuance of equity. This matter raises substantial doubt about the Company's ability to continue as a going concern.

These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Accordingly, the Company’s ability to accomplish its business strategy and to ultimately achieve profitable operations is dependent upon its ability to obtain additional debt or equity financing. Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence.

Management intends to raise financing through private equity financing or other means and interests that it deems necessary.  The Company, as described above, is in the business of investing in operations of other companies. There can be no assurance that the Company will be successful in its endeavor.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents as of June 30, 2011 and September 30, 2010.

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

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

•

Level 1:  Observable inputs such as quoted prices in active markets;

•

Level 2:  Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•

Level 3:  Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

The following table represents our assets and liabilities by level measured at fair value on a recurring basis at June 30, 2011.

Description	Level 1	Level 2	Level 3

	none	none	none

 Income Taxes

Deferred taxes are calculated using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

In June 2006, the FASB interpreted its standard for accounting for uncertainty in income taxes, an interpretation of accounting for income taxes.  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance the minimum recognition threshold and measurement attributable to a tax position taken on a tax return is required to be met before being recognized in the financial statements. The FASB’s interpretation had no material impact on the Company’s financial statements for the quarter ended June 30, 2011.

Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. At June 30, 2011, the Company's had no outstanding options or warrants.

NOTE 3: RECENT ACCOUNTING PRONOUNCEMENTS

In December 2010, the FASB Accounting Standards Update 2010-29 Business Combinations Topic 805, which requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. Effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption did not have an impact on the Company’s financial position and results of operations.

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

NOTE 4: COMMON STOCK TRANSACTIONS

During the period from September 14, 2007 (inception) through September 30, 2007 the Company issued 125 common shares for $500 cash.

During the year ended September 30, 2008 the Company issued 18,492 common shares for $35,942 cash.

During the year ended September 30, 2009 the Company issued 34,803 common shares for $25,000 cash and a subscription receivable in the amount of $85,000.

On September 30, 2009 the Company’s Board of Directors authorized the issuance of 200,000 common shares to Directors Robert Searcy and Patrick Peach, as compensation for two years’ services rendered, pursuant to Section 4(2) of the Securities Act of 1933. Due to the volatility of the market and the limited trading of the Company’s stock, shares were valued at $0.10 by the Board of Directors.

On September 30, 2009 the Company’s Board of Directors authorized the issuance of, 200,000 shares and 500,000 shares to Jeff Ritchie, the Company’s President and Director for compensation for two years’ services rendered, and 10 million shares in exchange for business opportunities assigned to the company, pursuant to Section 4(2) of the Securities Act of 1933. Due to the volatility of the market and the limited trading of the Company’s stock, shares were valued at $0.10 by the Board of Directors.

On September 30, 2009 the Company’s Board of Directors authorized the issuance of, 200,000 shares and 500,000 shares to Kenneth Eade, an Officer and Director for compensation for two years’ services rendered, 500,000 for two years’ legal services rendered, and 10,000,000 shares in exchange for business opportunities assigned to the company, pursuant to Section 4(2) of the Securities Act of 1933. Due to the volatility of the market and the limited trading of the Company’s stock, shares were valued at $0.10 by the Board of Directors.

During the three month period ended December 31, 2009 the Company issued 90,000 common stock shares for total consideration of $45,000.

During the three months ended June 30, 2010 the Company issued 406,571 common shares for total consideration of $119,595.

During the three months ended June 30, 2010, the Company issued 4,000 common shares for services totaling $2,000. Due to the volatility of the market and the limited trading of the Company’s stock, shares were valued at $0.10 by the Board of Directors.

During the three months ended September 30, 2010, the Company issued 130,000 common shares for total consideration of $32,500.

During the year ended September 30, 2010 the Company received $22,660 on its subscription receivable.

On March 31, 2011 the Company’s Board of Directors authorized the issuance of 100,000 common shares for Director’s fees totaling $38,000, based on the value of the common stock on the date of authorization.

On March 31, 2011 the Company’s Board of Directors authorized the issuance of 750,000 shares each to Jeff Ritchie, the Company’s CEO and Kenneth Eade the Company’s CFO for compensation for services rendered in 2010, and an additional 200,000 shares to Kenneth Eade for legal services rendered, for total consideration of $646,000, based on the value of the common stock on the date of authorization.

During the three month period ended March 31, 2011, the Company issued 250,000 common shares for total consideration of $19,975.

During the three month period ended March 31, 2011, the Company authorized the issuance of 250,000 common shares for services valued at $95,000, based on the value of the common stock on the date of authorization.

On May 10, 2011 the Company issued 300,000 common shares for cash proceeds of $6,975 and a subscription receivable in the amount of $8,025.

On May 9, 2011 the Company issued 6,000 common shares for a lock up agreement in which the stockholder agreed not to transfer any of his shares for an agreed upon time. The Company recorded an expense of $2,280 based on the value of the common stock on the date of authorization.

On May 10, 2011 the Company issued 6,000 common shares to a stockholder for shares authorized in a prior period. The Company recorded an expense of $2,280 based on the value of the common stock on the date of authorization.

NOTE 5: RELATED PARTY TRANSACTION

As of June 30, 2011, the Company owed its officers a total of $7,423. The money was loaned to the company to cover certain operating expenses. In addition, a relative of one of the Company’s officers is owed $500 and a shareholder is owed $290, for funds advanced to cover certain expenses. Amounts are due on demand and have no stated rate of interest.

NOTE 6: COMMITMENTS

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

NOTE 7: SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events in accordance with ASC Topic 855.  Other than the events noted below, the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

Subsequent to the quarter ended June 30, 2011 the Company issued 550,000 shares of common stock authorized in the third quarter for management consultant services valued at $100,000 to a non affiliate.

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

Results of Operations – Nine Months Ended June 30, 2011 as Compared to the Nine Months Ended June 30, 2010

General and administrative expenses decreased $134,545 to $26,189 from $160,734 for the Nine Months ended June 30, 2011 as compared to the nine months ended June 30, 2010. The considerable decrease in G&A expense was the result of the limited cash that was available for company expenses.

Net loss increased by $879,405 to $1,040,139 from $160,734 for the nine months ended June 30, 2011 as compared to the Nine Months ended June 30, 2010.  During the nine months ended June 30, 2011 the company issued stock for various services totaling $988,000. This was the major contributor to the increase in net loss.

Results of Operations – Three Months Ended June 30, 2011 as Compared to the Three Months Ended June 30, 2010

General and administrative expenses increased $15,753 to $23,310 from $7,557 for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. The increase in G&A expense was the result of travel incurred for business opportunities.

Net loss increased by $230,803 to $238,360 from $7,557 for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.  The increase in net loss for the three month period was related to travel expense, professional fees and stock authorized for services.

 Cash Flow

During the nine months ended June 30, 2011, the Company used $38,729 of cash for operating activities and received $34,873 in proceeds from the sale of common stock and cash advances to the company.

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

The broker or dealer, who has affected sales of penny stock to a customer, unless exempted by the rules, is required to send to the customer a written statement containing the identity and number of shares or units of each such security and the estimated market value of the security. Imposing these reporting and disclosure requirements on a broker or dealer make it unlawful for the broker or dealer to effect transactions in penny stocks on behalf of customers. Brokers or dealers may be discouraged from dealing in penny stocks, due to the additional time, responsibility involved, and, as a result, this may have a deleterious effect on the market for THE COMPANY 's stock.

Item 2. Unregistered Sales and Issuances of Equity Securities and Use of Proceeds

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

During the year ended September 30, 2010, the Company issued 626,521 shares of common stock for a total aggregate consideration of $197,051 to 11 investors, in reliance upon Section 4(2) of the Securities Act of 1933.

During the three month period ended March 31, 2011, the Company issued 250,000 common shares for total consideration of $19,975.

On May 10, 2011 the Company issued 300,000 common shares for cash proceeds of $6,975 and a subscription receivable in the amount of $8,025.

On May 9, 2011 the Company issued 6,000 common shares for a lock up agreement in which the stockholder agreed not to transfer any of his shares for an agreed upon time.

On May 10, 2011 the Company issued 6,000 common shares to a stockholder for shares authorized in a prior period.

All share were issued in reliance upon Section 4(2) of the Securities Act of 1933. No underwriters were used in any of the above-referenced sales.

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