Form 10-K
period 2011-09-30
Independent Film Development CORP
filed 2012-01-13
CIK 1425883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months  (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     X    Yes             No

Indicate by checkmark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K(section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporate by reference in Part III of this From 10-K or any amendment to this Form 10-K.  _____

Indicate by checkmark wither the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ____	Accelerated filer ____

Non-accelerated filer ___ ( Do not check if a smaller reporting company)	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)

 Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was: $2,138,884.

The number of shares outstanding of each of the registrant’s classes of common stock, as of January 10, 2012 was 24,120,991 shares.

Independent Film Development Corporation

(A Development Stage Company)

Table of Contents

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

IFDC’s plan of operations has three main components of film production and finance; Co-financing, acquiring product in the development stage, and its own film production.  This, coupled with film distribution through our parent company’s new film distribution subsidiary, makes up the new revenue model for the Company.

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

The average co-financing deal usually requires a project that, subject to our review, has:

•

A good script

•

A solid Director

•

Actors of some prominence

The film would also be required to have some type of distribution already in place from foreign, domestic or both.  If the project meets with our project requirements we would partner with the production and bring in the remaining cash.

For our investment we would expect an average of 110% to 130% return. Once IFDC and all other investors have recouped, then all additional income from the film would be split on a percentage basis based on the amount of the individual investor’s original investment.  In addition, IFDC would receive a presentation credit in the opening titles and normally one or two executive producer credits. This not only will build IFDC’s brand name nationally and internationally it also helps us gain the respect of our peers in the industry. IFDC will constantly be on the lookout for these types of co-financing projects.

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

Film Distribution

IFDC’s plan of operations includes developing a distribution arm with the help of its management, who have over 23 years of film experience.

Each year, independent filmmakers produce over 15,000 films while only a small fraction are able to secure distribution for their product.  At the same time, the proliferation of theatrical and home entertainment outlets, including DVD/video (e.g., Netflix, Fox Video, Sony Video, Wal-Mart, Blockbuster), pay-per-view/video-on-demand (e.g., IN DEMAND), pay & free cable/satellite (e.g., HBO, Showtime), free television, new media (internet, pod-casting, web series, electronic delivery systems) and international markets, has resulted in an ever-increasing demand for filmed entertainment content around the globe.  However, the market connecting the filmmakers and the buyers of content is controlled by a few players in the industry.

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

Film Distribution Industry Overview

The motion picture industry continues to both grow and evolve.   In 2006 U.S. box office gross revenues reached approximately $8.8 billion (a 3.6% increase over 2001). Non-theatrical revenues grew 21% from 2001 to $12.3 billion making 2002 the first time that the home video revenue has surpassed that of theatrical grosses.

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

Another trend in the film industry is the significance of the independent film producers who produce over 15,000 films each year.  (Independent films are defined as films financed by any source other than a major studio.)  Independent film producers focus on raising money for the making and production of their films; they do not have the know-how or relationships to get their pictures distributed.  Accordingly, of the thousands of films produced each year, only several hundred generate any revenue at all while only a few dozen get distributed to theaters.  In fact, over 83% of DVDs in the market have never been released in theaters.

While the lion’s share of theatrical revenues continues to be generated from the major studio productions, the number of revenue generating films produced by independent filmmakers continues to rise.  In 2006, worldwide sales of independent films (all outlets) were estimated to be well over $6 billion.  Festivals like Sundance, Tribeca, Toronto, Berlin and others that showcase independent films are now major entertainment industry events.  In addition, each year several low-budget independent movies continue to “breakout” generating hundreds of millions in revenues (e.g., Little Miss Sunshine, Napoleon Dynamite, Cabin Fever, Saw, Diary of A Mad Black Woman, The Blair Witch Project.).

The making and marketing of a movie can be broadly divided into two areas – production and distribution.

Production

The production of a film includes:

•

Identifying and acquiring the rights to a story.

•

Preproduction (budgeting, casting, location scouting, set design)

•

Principal photography

•

Post production (editing, scoring, credits, dubbing, and effects)

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

Financial success in the theatrical markets is as much determined by a film’s marketing budget (which can equal and even surpass a film’s negative cost) as much as it is by the characteristics of the film (e.g., “quality”, cast, genre).  Accordingly, most independent movies, many that appeal to niche audiences, skip theatrical outlets and go “straight to DVD/Video”.

With respect to domestic outlets, most film distribution (both theatrical and non-theatrical) is controlled by the major film entertainment companies (i.e., Disney, Fox, Paramount) as well as mini major companies (e.g., Lion’s Gate, Think Films, Focus Features).  Independent filmmakers that do get distribution for their films typically receive “net proceed” deals which mean they receive licensee fees after the distributor/sales agent collects their commissions and recoups their costs.

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

The company’s primary focus will be to act as a sales agent for independent film producers by providing the sales and marketing services for films.  The company acquires the rights to license these films (which are either fully or partially completed) from the filmmakers for little or no cash outlay.  The company then licenses the films to distributors in the various outlets (i.e., theatrical, home video, cable, TV, international).  The process usually takes between 1 – 12 months beginning when the sales agreement is effected with the filmmaker.  For a minimum cash outlay, The Company participates in the revenue streams of films that cost hundreds of thousands to millions of dollars to produce.   In addition, The Company earns commissions from the first dollar received and recoups its upfront expense before the producer receives any proceeds.

The company’s principals have the relationships and credibility with independent filmmakers, production suppliers and the distribution companies.    Further, the production experience of the company’s principals enables them to enable the completion of any unfinished films quickly and efficiently.

Acquisitions and Marketing

The company will identify films through its network of independent filmmakers as well as industry festivals and trade shows including Sundance, Tribeca, Cannes, and Toronto.   The company estimates that it will represent, as a sales agent, 60+ films in the five years in this plan.  These films are projected to have gross licensing fees ranging from $350,000 - $3,000,000 with the majority of films generating gross licensing fees in the high six figures.   While it is possible that one or more of these films is distributed in theaters, the projected gross licensing fees only include revenue from non-theatrical outlets.

The company will acquire the rights to license (as sales agent) films for a period of 7-25 years in return for a commission ranging from 10-30% of the licensing fees paid by the distributors.  In some cases, The Company will incur minimal upfront costs including: advances to the filmmaker, costs for finalizing the film, and marketing costs.  Upon signing a sales agent agreement, The Company and the filmmakers agree on the “market attendance fees”, trailer/artwork and other marketing costs.  These costs, along with any advances to the filmmaker and/or costs to complete the film, are recouped by The Company after its commission, but before any proceeds are paid to the filmmaker.  The company will incur costs of approximately $40-$150K per film to prepare marketing materials including the production of a trailer and artwork.

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

The company’s principals have profitably produced low budget films.  The company’s ability to produce quality films at or under budget stems from low overhead and excellent relationships with industry suppliers.  As the company does not receive funds (other than the producer’s fee which is paid over the course of production) from the studio until after the film is delivered, a credit facility will be arranged to cover the cost of producing the film.  In

The company expects to produce approximately five films under negative pickup arrangements with budgets ranging from $1.4M to $3.8M in the five years covered by this plan generating estimated profits ranging from $300K to $900K per film.

Internal Production

The financing and production of movies is often the riskiest and most rewarding part of the entertainment business. The company will mitigate the inherent risks by only producing films that have secured distribution in some or all markets.  In addition, The Company will act as the sales agent for the films it produces.  In the five years covered by this plan, The Company plans on producing ten films with an average budget of $300,000.  These films are estimated to generated revenues ranging from $500,000 to $1,500,000 averaging $700,000.

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

 Late-Night Banner

Under a Late Night banner, the Company will produce feature-length motion pictures, generally budgeted at approximately $200,000 each (inclusive of corporate overhead and distribution expenses), with erotic R-Rated content that is produced to be distributed worldwide to cable television channels (e.g., HBO, Showtime, Cinemax and Playboy TV.) worldwide during “late-night” time slots, and to and through the home entertainment distribution window (e.g., video and DVD). Depending on the products' genre and the audience the company wants to reach, this will determine which strategy needs to be implemented.  IFDC has three strategies depending on the project:

1. Direct to Video (Home Video), Domestic and Foreign

2. Limited Theatrical, then Video, Domestic and Foreign

3. World Wide Theatrical then Video, Domestic and Foreign

All of these involve the company making a licensing agreement with a distribution company. We at IFDC strive to make strategic relationships with the best companies here in the United States and internationally. We will do this by fostering relationships at various festivals and film markets like MIPTV, MIFED, AFM and Cannes Market.

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

Employees

As of September 30, 2011, we employed a total of 4 people, three of whom are management and one clerical personnel.  We may require additional employees in the future. There is intense competition for capable, experienced personnel and there is no assurance the Company will be able to obtain new qualified employees when required.

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

•

The broker or dealer who has affected sales of penny stock to a customer, unless exempted by the rules, is required to send to the customer a written statement containing the identity and number of shares or units of each such security and the estimated market value of the security. Imposing these reporting and disclosure requirements on a broker or dealer make it unlawful for the broker or dealer to effect transactions in penny stocks on behalf of customers. Brokers or dealers may be discouraged from dealing in penny stocks, due to the additional time, responsibility involved, and, as a result, this may have a deleterious effect on the market for IFDC 's stock.

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

Item 2.  PROPERTIES

We sublease our executive offices in Los Angeles, California from our Secretary/Director Kenneth Eade, who agreed to cover certain operating expenses for our first years of operations.  We consider our existing facilities to be adequate for our current needs.  We own the distribution rights to the following intellectual motion picture and television properties:

•       L.A. Bounty

•       Say it In Russian

•       A Man of passion (with Anthony Quinn)

•       Rush Week

•       Trapper County War

•       Kamillions

•       Hostage

•      Autograph celebrity interview series

•      Sleep of Death (worldwide TV rights until 2015)

Item 3.  LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings and, to the best of our knowledge, no such action by or against the Company has been threatened, except that, on or about September 1, 2011, the company and its Chief Executive Officer and Chief Compliance Officer filed a complaint in federal court, Central District of California, Case No. CV-11-07233 DMG (MRWx), to recover 6,500,000 shares of common stock transferred to Consultants Marc Cifelli and Arriva Capital, LLC on the grounds of fraud and failure of consideration.  Both defendants were served on October 4, 2011 and the company is in the process of taking their defaults.

Item 4.  (Removed and Reserved)

PART II

Item 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

              MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following securities were sold and/or issued by the registrant from inception (September 17, 2007) to September 30, 2011, that were not registered under the Securities Act:

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

On August 26, 2008, the entire transaction by which shares of Imperia Entertainment, Inc. were acquired was mutually rescinded and the transaction was accounted for as follows

On August 28, 2008, 1,250 shares of common stock were issued to non-affiliate investors, pursuant to Section 4(2) of the Securities Act of 1933, and other applicable exemptions.

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

On or about September 30, 2008, 3,573 shares of common stock were issued to affiliate Kenneth Eade, in exchange for cash and forgiveness of debt.

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

During the three months period ended September 30, 2009 the Company issued 90,000 common stock shares for total consideration of $45,000.  The shares were issued pursuant to Section 4(2) of the Securities Act of 1933.

During the three months period ended June 30, 2010 the Company issued 216,000 common shares for total consideration of $119,595.   The shares were issued pursuant to Section 4(2) of the Securities Act of 1933.

During the three months period ended June 30, 2010, the Company issued 4,000 common shares for services totaling $2,000.   The shares were issued pursuant to Section 4(2) of the Securities Act of 1933.

During the three months ended September 30, 2010, the Company issued 130,000 common shares for total consideration of $32,500.  The shares were issued pursuant to Section 4(2) of the Securities Act of 1933.

During the year ended September 30, 2010 the Company received $22,660 on its subscription receivable.

On or about March 29, 2011, 250,000 common shares were issued to an investor in exchange for $19,975 cash.  The shares were issued pursuant to Section 4(2) of the Securities Act of 1933.

On May 9, 2011 the Company issued 6,000 common shares for a lock up agreement in which the stockholder agreed not to transfer any of his shares for an agreed upon time. The Company recorded an expense of $2,280 based on the value of the common stock on the date of issuance. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933.

On May 10, 2011 the Company issued 300,000 common shares for cash proceeds of $6,975 and a subscription receivable in the amount of $8,025. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933.

On or about May 10, 2011, 6,000 shares of common stock were issued to an investor who signed a subscription agreement and paid for the shares in 2009, but the shares were not issued in error.  The shares were issued pursuant to Section 4(2) of the Securities Act of 1933.

On or about June 24, 2011, 550,000 shares of common stock were issued in exchange for consulting services.  The shares were issued pursuant to Section 4(2) of the Securities Act of 1933.

On or about July 1, 2011, a $350,000 convertible debenture was issued to Junior Capital, Inc.  To date, none of the debenture has been funded.  The debenture was issued pursuant to Section 4(2) of the Securities Act of 1933.

On or about October 25, 2011, a $20,000 convertible debenture was issued to Junior Capital, Inc.  To date, $15,000 of the debenture has been funded.  The debenture was issued pursuant to Section 4(2) of the Securities Act of 1933.

On or about September 22, 2011, 25,000 common shares were issued to an investor in exchange for $5,000 cash.  The shares were issued pursuant to Section 4(2) of the Securities Act of 1933.

 No underwriters were used in any of the above-referenced sales.

ISSUER PURCHASES OF EQUITY SECURITIES. The Company did not repurchase any of its securities during the fiscal year ended September 30, 2011.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS. The Company currently does not maintain any equity compensation plans.

Item 6.  SELECTED FINANCIAL DATA

The registrant is a smaller reporting company, pursuant to Rule 229.10(f)(1), and is not required to report this information.  The financial statements of the issuer are attached.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

               RESULTS OF OPERATIONS.

Results of Operations

For the year ended September 30, 2011 Compared to the year ended September 30, 2010

Revenues

There were no revenues in either twelve month period.

Operating Expenses

Professional fees for the year ended September 30, 2011 were $429,657, as compared to $5,600 for the year ended September 30, 2010.  The increase in the year ended September 30, 2011 was primarily attributed to legal expense of $109,757, accounting and auditing expense of $15,900 and $304,000 in the form of stock for other services primarily for investor and public relations.

Officer compensation expense for the year ended September 30, 2011 was $810,000, as compared to $12,400 for the year ended September 30, 2010.  The expense consisted of cash payments, accrued salary and stock. The increase during the year ended September 30, 2011, was primarily attributed to salaries payable to the Company’s Chief Executive Officer and Chief Compliance Officer in accordance with their employment agreements. Director’s fees for the year ended September 30, 2011 were $38,000 compared to $0 in the prior year, General and administrative expense for the year ended September 30, 2011 was $30,698 as compared to $199,881 for the year ended September 30, 2010. The decrease in general and administrative expense was mainly attributed to a decrease in spending due to available funds.

Net Income (Loss)

We recorded a net loss of $1,405,502 for the year ended September 30, 2011, as compared to a net loss of $217,881 for the year ended September 30, 2010.  The increase in net loss is primarily attributed to an increase in professional fees of $424,057, officer compensation of $797,700 and $97,047 of interest expense, of which $88,225 was for amortization of debt discount.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2011, we had an accumulated deficit of $3,915,107 and a working capital deficit of $12,400. For the year ended September 30, 2011, net cash used in operating activities amounted to $53,947, as compared to $215,881 for the year ended September 30, 2010.

 At September 30, 2011, we had no material commitments for capital expenditures.

OFF-BALANCE SHEET ARRANGEMENTS

None.

PLAN OF OPERATIONS

IFDC’s overall plan of operations is to acquire and develop independent films for production, sales and distribution, with a goal toward significant partnerships with mini-major and the major film studios, such as Lionsgate and Sony, while simultaneously emulating those companies’ recipes for success.

The majority of IFDC’s Sales/Distribution business will operate in a small, low risk, and profitable segment of the entertainment industry that connects the independent filmmakers directly to the domestic and foreign distribution outlets worldwide.

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

We have identified below some of our accounting policies that we consider critical to our business operations and the understanding of our results of operations. This is not a complete list of all of our accounting policies, and there may be other accounting policies that are significant to us. For a detailed discussion on the application of these and our other accounting policies, see note 1 to the financial statements for the period ended September 30, 2011, included in this Form 10-K.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and related notes are included as part of this report as indexed in the appendix on page F-1 through F-15.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

               FINANCIAL DISCLOSURE

On July 27, 2011, the Company engaged M&K CPAS, PLLC, as its new independent accountant, as the Company’s former independent accountant informed them that it would not stand for re-election.  The decision to change accountants was approved by the registrant’s board of directors.

Item 9A.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer/Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2011. In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment.

Based upon that evaluation, the Certifying Officers concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective. We have identified material weaknesses discussed below in the Report of management on internal control over financial reporting.

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

In the course of management’s assessment, we have identified the following material weaknesses in internal control over financial reporting:

●           Segregation of Duties – As a result of limited resources, we did not maintain proper segregation of incompatible duties. Namely an understaffed financial and accounting function, and the need for additional personnel to prepare and analyze financial information in a timely manner and to allow review and on-going monitoring and enhancement of our controls. The effect of the lack of segregation of duties potentially affects multiple processes and procedures.

●           Maintenance of Current Accounting Records – This weakness specifically affects the payments and purchase cycle and therefore we failed to maintain effective internal controls over the completeness and cut off of accounts payable, expenses and other capital transactions.

We are in the continuous process of improving our internal control over financial reporting in an effort to eliminate these material weaknesses through improved supervision and training of our staff, but additional effort is needed to fully remedy these deficiencies. Management has engaged an accountant as a consultant to assist with the financial reporting process in an effort to mitigate some of the identified weaknesses. The Company intends on hiring the necessary staff, including a qualified Chief Financial Officer, to address the weaknesses once full operations have commenced.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the last fiscal quarter of year 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Independent Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting because as a smaller reporting company we are not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position

Jeff Ritchie	50	Chief Executive Officer, Director

Kenneth Eade	54	Chief Compliance Officer, Chief Financial Officer, Secretary, Director
Erick Geisler	40	Vice President Production
Patrick Peach	49	Director

Robert Searcy	49	Director

Affiliate Officers and Directors

Jeff Ritchie.  Jeff Ritchie is the current Chief Executive Officer and director of the company, since 2008.  Ritchie began his film career in post-production by using advancements in computer technology to create a cost-effective computer graphics company with such clients as Disney and CBS.  Having a lifelong passion for filmmaking, Ritchie sold his company and started working in film production. Ritchie worked for various studios, completing over 15 films, during that time Ritchie quickly rose up the ranks of feature film producer, and has produced over a dozen feature films, written three produced scripts and produced numerous commercials all in the last eight years.  Ritchie has experience in managing private production companies, working for such production companies as Crystal Sky Communications (Ghost Rider, Baby Geniuses), Roger Corman’s New Horizon (The Haunting of Hell House), has become a mainstay in the film industry and has developed solid relationships with studios and mini majors along with working relationships with production companies, sales distribution companies and with management and talent agencies.  Ritchie’s film credits include 'SOULKEEPER'  a film made on a very modest budget, which premiered on the sci-fi channel in 2001 and scored in the top non-theatrical sales week after week at video stores.

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

Kenneth G. Eade.  Mr. Eade is the current Secretary, Chief Compliance Officer, and Director of the Company, since inception. He currently serves as the Chief Financial Officer of the Company, since December 2008.  From September through October 2011, he served as a director of Red Rock Pictures Holdings, Inc,.  He has served as the Chairman of Imperia Entertainment, Inc., from July 2005 through December 2007, and served as its CEO from March 2007 through December 2007.  From February 2007 through September 2007, he served as the President of Muller Media, Inc.   From 1998 to the present time, he has been engaged in the practice of corporate and securities law, doing public and private offerings, SEC filings, blue sky state filings, mergers and acquisitions, and helping small to medium sized development stage companies to obtain quotations of their securities on recognized quotation mediums.  From 1987 through 1998, he was engaged in the practice of general law, emphasizing corporate and securities law.  He is a member of the California Bar, and the federal District Court for the Central District of California.  He holds a Juris Doctor in Law from Southwestern University School of Law and a B.A. in Liberal Studies from California State University, Northridge.

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

Robert Searcy.  Robert Searcy has been an independent director of the company since August 8, 2008.  Mr. Searcy is the current principal of Terra Firma Services since 1995, a company which specializes in land use planning and project management and development.  At the helm of Terra Firma, Mr. Searcy has managed telecommunications sites for AT&T Wireless, L.A. Cellular and Bechtel, and for Sprint and Lucent Technologies.  From 2004 through 2007, he was employed as a Land use and Entitlement manager for MWH Development Corporation.  From 1995 through 1996 he was employed as the Principal Planner for the City of Calabasas, managing the day to day operations of the Planning and Environmental Services Departments and served as the City Council and Planning Commission Coordinator/Liaison.  From 1990 through 1995, he served as Senior Planner for the City of Diamond Bar.  He holds a Masters Degree in Urban Planning (1989) from Kansas University and a B.A. in Political Science (1985) from Washburn University.  He has served on the board of directors of the Century City Chamber of Commerce, and the San Gabriel Fair Housing Council.

Item 11.  EXECUTIVE COMPENSATION

The following table provides information as to cash compensation of all officers of the Company, for each of the Company’s last two fiscal years.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation Earnings	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Kenneth Eade, CCO, CFO, Sec.	2011 2010	$150,000 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0
Erick Geisler, V.P.	2011 2010	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0

Jeff Ritchie, CEO	2011 2010	$150,000 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0

The company has entered into employment contracts with our Chief Executive Officer and Chief Compliance Officer, providing for the payment of $150,000 each in annual salaries, commencing the first quarter of fiscal year 2012.  To date, we have not been able to fully compensate our officers with full cash payments, and they are due accrued salaries.  There are no outstanding equity awards or options to officers issued or outstanding.

The following table provides information concerning the compensation of the directors of the Company for the past fiscal year:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Kenneth Eade	$0	$0	$0	$0	$0	$0	$0
Jeff Ritchie	$0	$0	$0	$0	$0	$0	$0
Rob Searcy	$0		$$0	$0	$0	$0	$0
Patrick Peach	$0		$$0	$0	$0	$0	$0

There are no outstanding equity awards or options to directors issued or outstanding.

Corporate Governance

The Board of Directors is committed to maintaining strong corporate governance principles and practices. The Board periodically reviews evolving legal, regulatory, and best practice developments to determine those that will best serve the interests of our shareholders.

Meetings and Attendance

Our Board of Directors is required by our bylaws to hold regularly scheduled annual meetings.  In addition to the annual meetings, it has the authority to call regularly scheduled meetings and special meetings by resolution.   Our Board met 2 times during the past fiscal year.

All incumbent directors attended 100% or more of the Board meetings during the last fiscal year.

Nominations of Directors

There are no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors.

Audit Committee

The Company has standing audit committee, established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, consisting of interested director Kenneth Eade and independent directors Patrick Peach and  Robert Searcy.  No member of the audit committee may accept directly or indirectly any consulting, advisory, or other compensatory fee from the company or any subsidiary, not including fixed amounts of compensation under a retirement plan for prior service, and may not be an “interested person” as defined in section 2(a)(19) of the Investment Company Act of 1940.

Item 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

               AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information furnished to us with respect to the beneficial ownership of our common stock by (i) each executive officer, director and nominee, and by all directors and executive officers as a group, and (ii) each beneficial owner of more than five percent of our outstanding common stock, in each case as of September 30, 2011. Unless otherwise indicated, each of the persons listed has sole voting and dispositive power with respect to the shares shown as beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class
Common Stock	Kenneth Eade 6399 Wilshire Blvd. suite 507 Los Angeles, CA 90048	7,713,500	32%

Common Stock	Jeff Ritchie 6399 Wilshire Blvd. suite 507 Los Angeles, CA 90048	7,250,000	30%

Common Stock	Patrick Peach 6399 Wilshire Blvd. suite 507 Los Angeles, CA 90048	200,000	1%

Common Stock	Erick Geisler 6399 Wilshire Blvd. Suite 507 Los Angeles, CA 90048	0	0%

Common Stock Common Stock	Marc Cifelli Arriva Capital, LLC 16 Glenwood Way Caldwell, NJ 07006 Robert Searcy 6399 Wilshire Blvd. suite 507 Los Angeles, CA 90048	6,000,000 200,000	24.9% 1%

	Shares of directors and executive officers as a group	15,363,500	64%

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

On or about September 30, 2008, 3,573 shares of common stock were issued to affiliate Kenneth Eade, in exchange for cash and forgiveness of debt.

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

On March 31, 2011 the Company’s Board of Directors authorized the issuance of 750,000 shares each to Jeff Ritchie, the Company’s CEO and Kenneth Eade the Company’s CFO for compensation for services rendered in 2010, and an additional 200,000 shares to Kenneth Eade for legal services rendered, for total consideration of $646,000, based on the value of the common stock on the date of authorization. As of September 30, 2011 these shares had not yet been issued and therefore have been recorded as a stock payable.

On or about August 31, 2010, Jeff Ritchie gifted 3,000,000 shares and Kenneth Eade gifted 3,000,000 shares to Arriva Capital, to fund a consulting contract for services to be rendered to the company.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

On July 27, 2011, the Company engaged M&K CPAS, PLLC, as its new independent accountant, as the Company’s former independent accountant informed them that it would not stand for re-election. Our former independent accountant’s reports on the financial statements for the Registrant for the last two years of financial statements reported has not contained an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles, except for the fact that the accountant included an opinion that, due to the Registrant’s significant losses from operations and dependence on financing to continue its operations, there is doubt about the Registrant’s ability to continue as a going concern.

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

The Company’s Audit Committee consists of interested director Kenneth Eade and independent directors Patrick Peach and Robert Searcy.  The Audit Committee verified the following with respect to our independent accountants:

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

Audit Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements is approximately $11,000 for fiscal year 2011 and $7,000 for fiscal year 2010 all of which related to the review and audit of Company’s financial statements.

Tax Fees

No fees were paid to the former accountant for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning.

All Other Fees

 No other fees were paid to the former accountant for any other services.

Item 15.  EXHIBITS

Exhibit	Exhibit Description	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
10.1	Convertible Debenture for $350,000 dated November 16, 2011 to Junior Capital, Inc.	X
10.2	Convertible Debenture for $20,000 dated October 25, 2011 to Junior Capital Inc.	X
10.3	Convertible Debenture for $20,000 dated October 28, 2011 to Editor Newswire Inc.	X
10.4	Convertible Debenture for $25,000 dated November 18, 2011 to Editor Newswire Inc.	X

INDEPENDENT FILM DEVEOPMENT CORPORATION

(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

F-2

Report of Independent Registered Public Accounting Firm

F-3

Balance Sheets as of September 30, 2011 and 2010

F-4

Statements of Operations for the years ended September 30, 2011 and 2010,

    and from inception on September 14, 2007 through September 30, 2011

F-5

Statements of Cash Flows for years ended September 30, 2011 and 2010,

    and from inception on September 14, 2007 through September 30, 2011

F-6

Statement of Stockholders’ Equity (Deficit) from inception on September 14, 2007 through September 30, 2011

F-7

Notes to the Financial Statements

F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Independent Film Development Corporation

(A Development Stage Company)

We have audited the accompanying balance sheet of Independent Film Development Corporation (a development stage company) as of September 30, 2011, and the related statements of operations, changes in stockholders' deficit, and cash flows for the year then ended. The financial statements for the year ended September 30, 2010 were audited by other auditors whose reports expressed unqualified opinions on those statements. The financial statements for the period September 14, 2007 (date of inception) through September 30, 2011, insofar as it relates to amounts for prior periods through September 30, 2010, is based solely on the report of other auditors. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Independent Film Development Corporation as of September 30, 2011, and the results of its operations, changes in stockholders' deficit and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has reported recurring losses from operations and had a working capital deficit at September 30, 2011, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

January 11, 2012

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of

Independent Film Development Corporation

We have audited the accompanying balance sheet of Independent Film Development Corporation (a Development Stage Company) as of September 30, 2010 and the related statements of operations, changes in stockholders’ deficit and cash flows for the year ending September 30, 2010 and  the period from September 14, 2007 (inception) to September 30, 2010 .  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Independent Film Development Corporation as of September 30, 2010 and the results of its operations and cash flows for the year ended September 30, 2010 and for the period from September 14, 2007 (inception) to September 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As described in Note 8 to the financial statements   the Company has not generated any significant revenue during the period September 14, 2007 (inception) through September 30, 2010 and has funded its operations primarily through the issuance of equity.  This matter raises substantial doubt about the Company’s ability to continue as a going concern unless it is able to generate sufficient cash flows through the issuance of additional debt or equity financing to meet its obligations and sustain its operations.  Management’s plans regarding those matters are also described in Note 8.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Gruber & Company, LLC

    Gruber & Company, LLC

    Lake Saint Louis, Missouri

    February 14, 2011

Independent Film Development Corporation
(a Development Stage Company)
Balance Sheets

	September 30, 2011	September 30, 2010

ASSETS

Cash	$5,222	$3,882
Total Current Assets	5,222	3,882
Other Assets
Website property	350,000	-
Total Assets	$355,222	$3,882

LIABILITIES AND STOCKHOLERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$43,498	$-
Accrued officer compensation	218,450	-
Accrued interest	8,822	-
Advances from officers	7,837	-
Due to a related party	790	290
Convertible debentures (net of discount of $276,775 and $0, respectively) (see Note 5)	88,225	-
Total Liabilities	367,622	290

Stockholders' Equity (Deficit)
Common stock , $.0001 par value, 485,000,000
shares authorized, 24,120,991 and 22,983,991 issued and outstanding, respectively	2,412	2,298
Preferred Stock, $.0001 par value, 15,000,0000 shares authorized, none issued and outstanding	-	-
Additional paid in capital	3,191,660	2,573,239
Common stock subscribed	779,000	-
Stock subscription receivable	(70,365)	(62,340)
Deficit accumulated during development stage	(3,915,107)	(2,509,605)
Total Stockholders' Equity (Deficit)	(12,400)	3,592
Total Liabilities and Stockholders' Equity (Deficit)	$355,222	3,882

The accompanying notes are an integral part of these financial statements.

Independent Film Development Corporation (a Development Stage Company) Statements of Operations
	For the Years Ended September 30,		September 14, 2007 (inception) through
	2011	2010	September 30, 2011

Investment income	$-	$-	$-

Total income	-	-	-

Expenses
Officer compensation	810,000	12,400	822,500
Professional fees	429,657	5,600	435,257
Director fees	38,000	-	38,000
General and administrative	30,698	199,881	2,522,303
Total operating expenses	1,308,455	217,881	3,818,060
Net loss from operations	$(1,308,455)	$(217,881)	$(3,818,060)

Other income and (expense)
Interest expense	(97,047)	-	(97,047)
Total other expense	(97,047)	-	(97,047)
Net loss	$(1,405,502)	$(217,881)	$(3,915,107)

Loss per share
Basic and diluted	$(0.06)	$(0.01)

Weighted average shares outstanding basic and diluted	23,344,668	22,484,790

The accompanying notes are an integral part of these financial statements.

Independent Film Development Corporation
(a Development Stage Company)
Statement of Stockholders’ Equity (Deficit)

	Number of Shares Outstanding	Common Stock at Par Value	Paid in Capital	Deficit Accumulated During Development	Common Stock Subscribed	Stock Subscription Receivable	Total

Beginning balance	-	$-	$-	$-	$-	$-	$-
Stock issued for cash	125	-	500	-	-	-	500
Balance at September 30, 2007	125	-	500	-	-	-	500
Stock issued for cash	18,492	2	35,940	-	-	-	35,942
Net loss for the year ended September 30, 2008	-	-	-	(33,413)	-	-	(33,413)
Balance at September 30, 2008	18,617	2	36,440	(33,413)	-	-	3,029
Stock issued for cash	34,803	3	109,997	-	-	(85,000)	25,000
Stock issued for compensation	22,300,000	2,230	2,227,770	-	-	-	2,230,000
Net loss for year ended September 30, 2009	-	-	-	(2,258,311)	-	-	(2,258,311)
Balance at September 30, 2009	22,353,420	2,235	2,374,207	(2,291,724)	-	(85,000)	(282)
Stock issued for cash	626,571	63	197,032	-	-	-	197,095
Stock issued for compensation	4,000	-	2,000	-	-	-	2,000
Stock subscription receivable	-	-	-	-	-	22,660	22,660
Net loss for year ended September 30, 2010	-	-	-	(217,881)	-	-	(217,881)
Balance at September 30, 2010	22,983,991	2,298	2,573,239	(2,509,605)	-	(62,340)	3,592
Stock for other services	556,000	56	211,224	-	171,000	-	382,280
Stock for officer compensation	-	-	-	-	570,000	-	570,000

Stock for Director fees	-	-	-	-	38,000	-	38,000
Stock issued for cash	575,000	57	39,918	-	-	(8,025)	31,950
Common stock issued for lock up agreement	6,000	1	2,279	-	-	-	2,280
Discount on Conversion Note	-	-	365,000	-	-	-	365,000
Net loss for the year ended September 30, 2011	-	-	-	(1,405,502)	-	-	(1,405,502)
Balance at September 30, 2011	24,120,991	$2,412	$3,191,660	$(3,915,107)	$779,000	$(70,365)	$(12,400)

The accompanying notes are an integral part of these financial statements.

Independent Film Development Corporation
(a Development Stage Company)
Statements of Cash Flows

	For the Years Ended		September 14, 2007
	September 30,		(inception) through
	2011	2010	September 30, 2011
Cash flows from operating activities:
Net loss	$(1,405,502)	$(217,881)	$(3,915,107)
Adjustments to reconcile net loss to total cash used in operations:
Common stock for compensation	570,000	2,000	2,802,000
Common stock for other services	384,560	-	384,560
Common stock for Director's fees	38,000	-	38,000
Amortization of debt discount	88,225	-	88,225
Change in assets and liabilities:
Increase in accounts payable	43,498	-	43,498
Increase in accrued interest	8,822	-	8,822
Increase in accrued compensation	218,450	-	218,450
Net cash used in operating activities	(53,947)	(215,881)	(331,552)

Cash flows from investing activities	-	-	-

Cash flows from financing activities:
Proceeds from loan, related party	500	-	790
Proceeds from debenture	15,000	-	15,000
Proceeds from subscriptions receivable	-	22,660	22,660
Advances from officers	7,837	-	7,837
Proceeds from the sale of common stock	31,950	197,095	290,487
Net cash provided by financing activities	55,287	219,755	336,774
Net increase in cash	1,340	3,874	5,222
Cash at beginning of period	3,882	8	-
Cash at end of period	$5,222	$3,882	$5,222

Cash paid for:
Interest	$-	$-	$-
Taxes	$-	$-	$-
Supplemental disclosure of non cash activities
Website property acquired with convertible debenture	$350,000	$-	$350,000
Beneficial conversion feature	$365,000	$-	$365,000

The accompanying notes are an integral part of these financial statements.

Independent Film Development Corporation

(A Development Stage Company)

Notes to Financial Statements

September 30, 2011

NOTE 1: HISTORY OF OPERATIONS

Business Activity

Independent Film Development Corporation was incorporated in the State of Nevada on September 14, 2007. Effective April 24, 2008 we commenced operating as a Business Development Company ("BDC") under Section 54(a) of the Investment Company Act of 1940 ("1940 Act").  On September 30, 2009, our board of directors elected to cease operating as a BDC.

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

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents as of September 30, 2011 and 2010.

Stock Based Compensation

We account for equity instruments issued in exchange for the receipt of goods or services from non-employees. Costs are measured at the fair market value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of the date on which there first exists a firm commitment for performance by the provider of goods or services or on the date performance is complete. The Company recognizes the fair value of the equity instruments issued that result in an asset or expense being recorded by the company, in the same period(s) and in the same manner, as if the Company has paid cash for the goods or services.

Use of Estimates

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

The following table represents our assets and liabilities by level measured at fair value on a recurring basis at September 30, 2011.

Description	Level 1	Level 2	Level 3
	none	none	none

Long Lived Assets

Long lived assets are carried at cost and amortized over their estimated useful lives, generally on a straight-line basis. The Company reviews identifiable amortizable assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset over its fair value.

 Income Taxes

Accounting Standards Codification Topic No. 740 “Income Taxes” (ASC 740) requires the asset and liability method of accounting be used for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Accounting for Convertible Debentures

The outstanding convertible debentures issued by the Company have a fixed monetary amount known at time of issue and are therefore accounted for based on ASU 470-20 of the Financial Accounting Standards Board (FASB). These convertible debentures have a fixed face amount that is payable by cash plus interest, or can be converted into common shares of the Company determined by the discounted rate specified on the debenture itself.

In accordance with accounting for convertible debt the Company records a beneficial conversion cost based on the conversion option of the debenture that equals the value of the specified discount at the time of conversion. The beneficial conversion cost is recorded as additional paid in capital at the time the convertible security is first issued and is then amortized over the term of the debenture.

Net deferred tax assets consist of the following components as of September 30:

	2011	2010
NOL	(277,605)	(61,724)
Net Loss	(1,405,502)	(217,881)
Common stock for Director's fees	38,000	-
Common stock for other services	384,560	-
Common stock for compensation	570,000	2,000
NOL at end of period	(690,547)	(277,605)
Effective Rate	0.34	0.34
Deferred Tax Asset	(234,786)	(94,386)
Valuation	234,786	94,386
Deferred Tax Asset	-	-

In June 2006, the FASB interpreted its standard for accounting for uncertainty in income taxes, an interpretation of accounting for income taxes.  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance the minimum recognition threshold and measurement attributable to a tax position taken on a tax return is required to be met before being recognized in the financial statements. The FASB’s interpretation had no material impact on the Company’s financial statements for the year ended September 30, 2011.

The FASB’s interpretation had no material impact on the Company’s financial statements for the year ended September 30, 2011. As of September 30, 2011, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $689,500 that may be offset against future taxable income through 2027. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. At September 30, 2011, the Company had no outstanding options or warrants.

NOTE 3: RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011 Accounting Standards Update No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for impairment. This ASU's objective is to simplify the process of performing impairment testing for Goodwill. With this update a company is allowed to asses qualitative factors, first, to determine if it is more likely than not (greater than 50%) that the FV is less than the carrying amount. This would be done, prior to performing the two-step goodwill impairment testing, as prescribed by Topic 350.  Prior to this ASU, all entities were required to test, annually, their good will for impairment by Step 1 - comparing the FV to the carrying amount, and if impaired, then step 2 - calculate and recognize the impairment. Therefore, the fair value measurement is not required, until the "more likely than not" reasonableness test is concluded. Effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.

In May 2011, FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.    This ASU clarifies the board's intent of current guidance, modifies and changes certain guidance and principles, and adds additional disclosure requirements concerning the 3 levels of fair value measurements. Specific amendments are applied to FASB ASC 820-10-35, Subsequent Measurement and FASB ASC 820-10-50, Disclosures. This ASU is effective for interim and annual periods beginning after December 15, 2011.

In June 2011, FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. - ASU 2011-05. Current US GAAP allows companies to present the components of comprehensive income as a part of the statement of changes in stockholders' equity. This ASU eliminates that option. in this Update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income This ASU is effective interim and annual periods beginning after December 15, 2011.  This ASU should be applied retrospectively. There are no specific transition disclosures

In December 2010, the FASB Accounting Standards Update 2010-29 Business Combinations Topic 805, which requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. Effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 4: WEBSITE PROPERTY

During the fourth quarter the Company hired a third party to develop HollywoodIndy.com a website planned to be launched in the second quarter of fiscal year 2012. The website promises to be an Internet based entertainment web property specializing in social networking and resourcing, production, development and distribution for independent film and television industry. The revenue model is to sell and market services to the community of entertainment professionals and non professionals in the form of classifieds, education forums, advertising as well as providing a stable for unique projects to fit in the overall company umbrella. The model provides a unique revenue platform that includes anyone from established professionals looking for the next generation talent to young up-and-coming professionals breaking into the industry. The initial cost of the website of $350,000 has been capitalized due to the future economic benefits it will bring to the company. The cost will be amortized over the useful life (to be determined) once the website is fully implemented and operating. On July 1, 2011 the company executed a convertible debenture for $350,000 (Note 5) as payment for the development of the website.

NOTE 5: CONVERTIBLE DEBENTURE

On October 25, 2011 the Company issued a convertible debenture/note payable to Junior Capital, Inc. for $20,000; $15,000 of this amount was advanced to the Company prior to signing the debenture and prior to September 30, 2011. The Debenture accrues interest of 10% beginning on October 25, 2011 and matures on October 25, 2012. Junior has the right to convert all or a portion of the principal into shares of common stock at a conversion price equal to fifty percent (50%) of the average of the closing bid price of common stock during the five trading days immediately preceding the conversion date, or fifty percent (50%) of the closing bid price of the common stock on the date of issuance as quoted by Bloomberg, LP. Pursuant to the terms of this debenture, the holder shall not be entitled to convert a number of shares that would exceed 4.99% of the outstanding shares of the Company’s common stock. Based on the terms of the note the company has calculated and recorded a $15,000 debt discount as a result of the convertible feature. The debt discount was booked to additional paid in capital and will be amortized over a one year term beginning on the day the funds were received using the straight line method as it approximates the effective method given the short term. As of September 30, 2011 $965 of the $15,000 debt discount has been amortized and charged to interest expense.

On July 1, 2011, the Company entered into an exchange agreement with Junior Capital Inc. (“Junior”), pursuant to which Junior exchanged a $350,000 promissory note for a $350,000 convertible debenture (the “Junior Debenture”). The Junior Debenture accrues interest of 10% and matures on July 1, 2012. Junior has the right to convert all or a portion of the principal into shares of common stock at a conversion price equal to fifty percent (50%) of the average of the closing bid price of common stock during the five trading days immediately preceding the conversion date, or fifty percent (50%) of the closing bid price of the common stock on the date of issuance, or $0.05 per share of common stock on the date of conversion as quoted by Bloomberg, LP. Pursuant to the terms of this debenture, the holder shall not be entitled to convert a number of shares that would exceed 4.99% of the outstanding shares of the Company’s common stock. Based on the terms of the note the company has calculated and recorded a $350,000 debt discount as a result of the convertible feature. The debt discount was booked to additional paid in capital and will be amortized over the one year term of the loan using the straight line method as it approximates the effective method given the short term. As of September 30, 2011 $87,260 has been amortized and charged to interest expense.

NOTE 6: COMMON STOCK TRANSACTIONS

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

On March 31, 2011 the Company’s Board of Directors authorized the issuance of 100,000 common shares for Director’s fees totaling $38,000, based on the value of the common stock on the date of authorization. As of September 30, 2011 these shares had not yet been issued and therefore have been recorded as a stock payable.

On March 31, 2011 the Company’s Board of Directors authorized the issuance of 750,000 shares each to Jeff Ritchie, the Company’s CEO and Kenneth Eade the Company’s CFO for compensation for services rendered in 2010, and an additional 200,000 shares to Kenneth Eade for legal services rendered, for total consideration of $646,000, based on the value of the common stock on the date of authorization. As of September 30, 2011 these shares had not yet been issued and therefore have been recorded as a stock payable.

During the three month period ended March 31, 2011, the Company authorized the issuance of 250,000 common shares for services valued at $95,000, based on the value of the common stock on the date of authorization. As of September 30, 2011 these shares had not yet been issued and therefore have been recorded as a stock payable.

On May 10, 2011 the Company issued 300,000 common shares for cash proceeds of $6,975 and a subscription receivable in the amount of $8,025.

On May 9, 2011 the Company issued 6,000 common shares for a lock up agreement in which the stockholder agreed not to transfer any of his shares for an agreed upon time. The Company recorded an expense of $2,280 based on the value of the common stock on the date of issuance.

On May 10, 2011 the Company issued 6,000 common shares to a stockholder for shares authorized in a prior period. The Company recorded an expense of $2,280 based on the value of the common stock on the date of issuance.

On June 24, 2011, the Company authorized the issuance of 550,000 common shares for services valued at $209,000, based on the value of the common stock on the date of authorization. The shares were issued in July.

During the year ended September 30, 2011, the Company issued 275,000 common shares for total consideration of $24,975.

NOTE 7: RELATED PARTY TRANSACTION

As of September 30, 2011, the Company owed its officers a total of $7,837. The money was loaned to the company to cover certain operating expenses. In addition, a relative of one of the Company’s officers is owed $500 and a shareholder is owed $290, for funds advanced to cover certain expenses. Amounts are due on demand and have no stated rate of interest.

NOTE 8: GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not generated any revenue during the period September 14, 2007 (inception) through September 30, 2011, has an accumulated deficit of $3,915,107 and has funded its operations primarily through the issuance of equity. This matter raises substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 9: COMMITMENTS

On March 31, 2011, the Company signed a common stock purchase agreement with Crisnic Fund, SA, (“Crisnic”), whereby the Company has the right, but not the obligation, to sell to Crisnic, up to $2 million worth of common stock, subject to the filing of a registration statement, at 99% of the market price on the first business day following the effective date of the registration statement.

NOTE 10: SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events in accordance with ASC Topic 855. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements except for the following.

On November 16, 2011, the Company entered into an exchange agreement with Junior Capital Inc. (“Junior”), pursuant to which Junior exchanged a $20,000 promissory note for a $20,000 convertible debenture (the “Junior Debenture”). $15,000 of this amount was advanced to the Company prior to signing the debenture and prior to September 30, 2011. The Junior Debenture accrues interest of 10% and matures on October 25, 2012. Junior has the right to convert all or a portion of the principal into shares of common stock at a conversion price equal to fifty percent (50%) of the average of the closing bid price of common stock during the five trading days immediately preceding the conversion date, or fifty percent (50%) of the closing bid price of the common stock on the date of issuance as quoted by Bloomberg, LP. Pursuant to the terms of this debenture, the holder shall not be entitled to convert a number of shares that would exceed 4.99% of the outstanding shares of the Company’s common stock. As of January 3, 2012, $20,000 of principal face value of the Junior Debenture remains outstanding.

On November 16, 2011, the Company entered into an exchange agreement with Editor Newswire Inc. (“Editor”), pursuant to which Editor exchanged a $20,000 promissory note for a $20,000 convertible debenture (the “Editor Debenture”). The Editor Debenture accrues interest of 10% and matures on October 28, 2012. Editor has the right to convert all or a portion of the principal into shares of common stock at a conversion price equal to fifty percent (50%) of the average of the closing bid price of common stock during the five trading days immediately preceding the conversion date, or fifty percent (50%) of the closing bid price of the common stock on the date of issuance as quoted by Bloomberg, LP. Pursuant to the terms of this debenture, the holder shall not be entitled to convert a number of shares that would exceed 4.99% of the outstanding shares of the Company’s common stock. As of January 3, 2012, $20,000 of principal face value of the Editor Debenture remains outstanding.

On November 18, 2011, the Company entered into an exchange agreement with Editor Newswire Inc. (“Editor”), pursuant to which Editor exchanged a $25,000 promissory note dated November 18, 2011 for a $25,000 convertible debenture (the “Editor Debenture”). The Editor Debenture accrues interest of 10% and matures on November 18, 2012. Editor has the right to convert all or a portion of the principal into shares of common stock at a conversion price equal to fifty percent (50%) of the average of the closing bid price of common stock during the five trading days immediately preceding the conversion date, or fifty percent (50%) of the closing bid price of the Common Stock on the date of issuance as quoted by Bloomberg, LP. Pursuant to the terms of this debenture, the holder shall not be entitled to convert a number of shares that would exceed 4.99% of the outstanding shares of the Company’s common stock. As of January 3, 2012, $25,000 of principal face value of the Editor Debenture remains outstanding.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 13, 2012	INDEPENDENT FILM DEVELOPMENT CORP (REGISTRANT) By: Jeff Ritchie /s/ Jeff Ritchie Jeff Ritchie CEO Principal Executive Officer) and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: January 13, 2012	By: /s/ Jeff Ritchie Jeff Ritchie, CEO (Principal Executive Officer) and Director

Dated: January 13, 2012	By: /s/ Kenneth Eade Kenneth Eade, CFO (Principal Accounting and Financial Officer) and Director