Form 10-K/A
period 2011-09-30
Independent Film Development CORP
filed 2012-01-13
CIK 1425883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 For the transition period from _____________ to _____________

Commission file number: 814-00758

INDEPENDENT FILM DEVELOPMENT CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	56-2676759
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6399 Wilshire Blvd., Suite 507 Los Angeles, California	90048
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (323) 782-0602

Securities registered pursuant to Section 12(b) of the Act:

Title of each class on which registered	Name of each exchange
None	None

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

EXPLANATORY NOTE:

On January 13, 2012, INDEPENDENT FILM DEVELOPMENT CORPORATION filed its Annual Report on Form 10-K for its fiscal year ended September 30, 2011 (the "Form 10-K"). The Company hereby amends the Form 10-K to amend Part II Item 5 and Part IV Item 15 – Financial Statement Schedules– financial footnote number 5.

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

We have identified below some of our accounting policies that we consider critical to our business operations and the understanding of our results of operations. This is not a complete list of all of our accounting policies, and there may be other accounting policies that are significant to us. For a detailed discussion on the application of these and our other accounting policies, see note 1 to the financial statements for the period ended September 30, 2011, included in this Form 10-K/A.

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

All Other Fees

 No other fees were paid to the former accountant for any other services.

Item 15.  EXHIBITS

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
10.1	Convertible Debenture for $350,000 dated November 16, 2011 to Junior Capital, Inc.		10-K	9/30/2011	10.1	1/13/2012
10.2	Convertible Debenture for $20,000 dated October 25, 2011 to Junior Capital Inc.		10-K	9/30/2011	10.2	1/13/2012
10.3	Convertible Debenture for $20,000 dated October 28, 2011 to Editor Newswire Inc.		10-K	9/30/2011	10.3	1/13/2012
10.4	Convertible Debenture for $25,000 dated November 18, 2011 to Editor Newswire Inc.		10-K	9/30/2011	10.4	1/13/2012

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

F-8

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

On July 1, 2011, the Company entered into an exchange agreement with Junior Capital Inc. (“Junior”), pursuant to which Junior exchanged a $350,000 promissory note for a $350,000 convertible debenture (the “Junior Debenture”). The debenture was issued for services provided to develop the web property Hollywoodindy.com (Note 4). The Junior Debenture accrues interest of 10% and matures on July 1, 2012. Junior has the right to immediately convert all or a portion of the principal into shares of common stock at a conversion price equal to fifty percent (50%) of the average of the closing bid price of common stock during the five trading days immediately preceding the conversion date, or fifty percent (50%) of the closing bid price of the common stock on the date of issuance, or $0.05 per share of common stock on the date of conversion as quoted by Bloomberg, LP. Pursuant to the terms of this debenture, the holder shall not be entitled to convert a number of shares that would exceed 4.99% of the outstanding shares of the Company’s common stock. Based on the terms of the note the company has calculated and recorded a $350,000 debt discount as a result of the convertible feature. The debt discount was booked to additional paid in capital and will be amortized over the one year term of the loan using the straight line method as it approximates the effective method given the short term. As of September 30, 2011 $87,260 has been amortized and charged to interest expense.

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

Date: January 13, 2012	INDEPENDENT FILM DEVELOPMENT CORP (REGISTRANT) By: Jeff Ritchie /s/ Jeff RitchieJeff Ritchie CEO Principal Executive Officer) and Director

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