Form 10-Q
period 2011-12-31
Independent Film Development CORP
filed 2012-02-17
CIK 1425883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

_X_	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes  ☒       No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non–accelerated filer, or a smaller reporting company.   See definitions of large accelerated filer, accelerated filer and smaller reporting company in Section 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐     No ☒

As of February 13, 2012, the issuer had 24,120,991 shares of common stock outstanding.

Transitional Small Business Disclosure Format:    Yes    ☐      No   ☒

Independent Film Development Corporation

(a Development Stage Company)

FORM 10-Q

For the Quarterly Period Ended December 31, 2011

INDEX

PART I	Financial Information	4
Item 1.	Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23
Item 4.	Controls and Procedures	23

PART II	Other Information	19
Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Submission of Matters to a Vote of Security Holders	28
Item 5.	Other Information	28
Item 6.	Exhibits	28
Signatures		30

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Independent Film Development Corporation
(a Development Stage Company)
Balance Sheets

	December 31, 2011	September 30, 2011
	(Unaudited)
ASSETS

Cash	$-	$5,222
Total Current Assets	-	5,222

Other Assets
Website property	350,000	350,000
Total Assets	$350,000	$355,222
LIABILITIES AND STOCKHOLERS' EQUITY (DEFICIT)

Current Liabilities
Cash overdraft	$2	$-
Accounts payable	15,080	20,228
Accounts payable, related party	23,270	23,270
Accrued expenses	23,156	8,822
Accrued officer compensation	260,045	218,450
Advances from officers	7,922	7,837
Due to a related party	790	790
Convertible debentures (net of discount of $235,238 and $276,775, respectively) (see Note 5)	187,762	88,225
Total Liabilities	518,027	367,622

Stockholders' Equity (Deficit)
Common stock , $.0001 par value, 485,000,000
shares authorized, 24,120,991 and 24,120,991 issued and outstanding, respectively	2,412	2,412
Preferred Stock, $.0001 par value, 15,000,0000 shares authorized, none issued and outstanding	-	-
Additional paid in capital	3,249,660	3,191,660
Common stock subscribed	779,000	779,000
Stock subscription receivable	-	(70,365)
Deficit accumulated during development stage	(4,199,099)	(3,915,107)
Total Stockholders' Equity (Deficit)	(168,027)	(12,400)
Total Liabilities and Stockholders' Equity (Deficit)	$350,000	$355,222

The accompanying notes are an integral part of these financial statements.

Independent Film Development Corporation
(a Development Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended		September 14, 2007 (inception) through
	December 31,
	2011	2010	December 31, 2011

Investment income	$-	$-	$-

Total income	-	-	-

Operating Expenses
Officer compensation	75,000	-	897,500
Professional fees	26,825	1,000	462,082
Director fees	-	-	38,000
Bad debt expense for stock subscription receivable	70,365	-	70,365
General and administrative	2,431	2,816	2,524,734
Total operating expenses	174,621	3,816	3,992,681
Loss from operations	(174,621)	(3,816)	(3,992,681)

Other income and (expense)
Interest expense	(109,371)	-	(206,418)
Total other expense	(109,371)	-	(206,418)

Net loss	$(283,992)	$(3,816)	$(4,199,099)

Loss per share
Basic and diluted	$(0.01)	$(0.00)

Weighted average shares
outstanding basic and diluted	24,120,991	22,484,790

The accompanying notes are an integral part of these financial statements.

Independent Film Development Corporation
(a Development Stage Company)
Statement of Stockholders’ Equity (Deficit)

	Number of Shares Outstanding	Common Stock at Par Value	Paid in Capital	Deficit Accumulated During Development	Common Stock Subscribed	Stock Subscription Receivable	Total

Beginning balance	-	$-	$-	$-	$-	$-	$-
Stock issued for cash	125	-	500	-	-	-	500
Balance at September 30, 2007	125	-	500	-	-	-	500
Stock issued for cash	18,492	2	35,940	-	-	-	35,942
Net loss for the year ended September 30, 2008	-	-	-	(33,413)	-	-	(33,413)
Balance at September 30, 2008	18,617	2	36,440	(33,413)	-	-	3,029
Stock issued for cash	34,803	3	109,997	-	-	(85,000)	25,000
Stock issued for compensation	22,300,000	2,230	2,227,770	-	-	-	2,230,000
Net loss for year ended September 30, 2009	-	-	-	(2,258,311)	-	-	(2,258,311)
Balance at September 30, 2009	22,353,420	2,235	2,374,207	(2,291,724)	-	(85,000)	(282)
Stock issued for cash	626,571	63	197,032	-	-	-	197,095
Stock issued for compensation	4,000	-	2,000	-	-	-	2,000
Stock subscription receivable	-	-	-	-	-	22,660	22,660
Net loss for year ended September 30, 2010	-	-	-	(217,881)	-	-	(217,881)
Balance at September 30, 2010	22,983,991	2,298	2,573,239	(2,509,605)	-	(62,340)	3,592
Stock for other services	556,000	56	211,224	-	171,000	-	382,280
Stock for officer compensation	-	-	-	-	570,000	-	570,000

Stock for Director fees	-	-	-	-	38,000	-	38,000
Stock issued for cash	575,000	57	39,918	-	-	(8,025)	31,950
Common stock issued for lock up agreement	6,000	1	2,279	-	-	-	2,280
Discount on Conversion Note	-	-	365,000	-	-	-	365,000
Net loss for the year ended September 30, 2011	-	-	-	(1,405,502)	-	-	(1,405,502)
Balance at September 30, 2011	24,120,991	2,412	3,191,660	(3,915,107)	779,000	(70,365)	(12,400)
Discount on Convertible Note (unaudited)	-	-	58,000	-	-	-	58,000
Write off of stock subscription receivable (unaudited)	-	-	-	-	-	70,365	70,365
Net loss for the period ended December 31, 2011(unaudited)	-	-		(283,992)	-	-	(283,992)
Balance at December 31, 2011(unaudited)	24,120,991	$2,412	$3,249,660	$(4,199,099)	$779,000	$-	$(168,027)

The accompanying notes are an integral part of these financial statements.

Independent Film Development Corporation
(a Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended		September 14, 2007
	December 31,		(inception) through
	2011	2010	December 31, 2011
Cash flows from operating activities:
Net loss	$(283,992)	$(3,816)	$(4,199,099)
Adjustments to reconcile net loss to total cash used in operations:
Common stock for compensation	-	-	2,802,000
Common stock for other services	-	-	384,560
Common stock for Director's fees	-	-	38,000
Bad debt expense for stock subscription receivable	70,365	-	70,365
Amortization of debt discount	99,537	-	187,762
Change in assets and liabilities:
Increase (decrease) in accounts payable	(5,148)	-	15,080
Increase in accounts payable, related party	-	-	23,270
Increase in accrued expenses	14,334	-	23,156
Increase in accrued compensation	41,595	-	260,045
(Increase) in other receivable	-	(602)	-
Net cash used in operating activities	(63,309)	(4,418)	(394,861)

Cash flows from investing activities	-	-	-

Cash flows from financing activities:
Increase in cash overdraft	2	59	2
Proceeds from loan, related party	-	500	790
Proceeds from debentures	58,000	-	73,000
Proceeds from subscriptions receivable	-	-	22,660
Advances from officers	125	-	7,962
Payments to officers	(40)		(40)
Proceeds from the sale of common stock	-	-	290,487
Net cash provided by financing activities	58,087	559	394,861
Net increase (decrease) in cash	(5,222)	(3,859)	-
Cash at beginning of period	5,222	3,882	-
Cash at end of period	$-	$23	$-

Cash paid for:
Interest	$-	$-	$-
Taxes	$-	$-	$-
Supplemental disclosure of non cash activities
Website property acquired with convertible debenture	$-	$-	$350,000
Beneficial conversion feature	$58,000	$-	$423,000

The accompanying notes are an integral part of these financial statements.

Independent Film Development Corporation

(A Development Stage Company)

Notes to Financial Statements

December 31, 2011

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

The unaudited interim financial statements should be read in conjunction with the Company’s annual report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the fiscal year ended September 30, 2011.  The interim results for the three months ended December 31, 2011 are not necessarily indicative of the results for the full fiscal year.

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

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents as of December 31, 2011 and September 30, 2011.

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

The following table represents our assets and liabilities by level measured at fair value on a recurring basis at December 31, 2011.

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

Net deferred tax assets consist of the following components as of:

	December 31, 2011	September 30, 2011
NOL	(690,547)	(277,605)
Net Loss	(283,992)	(1,405,502)
Bad debt expense	70,365
Common stock for Director's fees	-	38,000
Common stock for other services	-	384,560
Common stock for compensation	-	570,000
NOL at end of period	(904,174)	(690,547)
Effective Rate	0.34	0.34
Deferred Tax Asset	(307,419)	(234,786)
Valuation	307,419	234,786
Deferred Tax Asset	-	-

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

The FASB’s interpretation had no material impact on the Company’s financial statements for the year period December 31, 2011. As of December 31, 2011, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $904,000 that may be offset against future taxable income through 2027. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. At December 31, 2011, the Company had no outstanding options or warrants.

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

NOTE 4: WEBSITE PROPERTY

During the fourth quarter of fiscal year 2011 the Company hired a third party to develop HollywoodIndy.com, a website planned to be launched in the second quarter of fiscal year 2012. The website promises to be an Internet based entertainment web property specializing in social networking and resourcing, production, development and distribution for independent film and television industry. The revenue model is to sell and market services to the community of entertainment professionals and non professionals in the form of classifieds, education forums, advertising as well as providing a stable for unique projects to fit in the overall company umbrella. The model provides a unique revenue platform that includes anyone from established professionals looking for the next generation talent to young up-and-coming professionals breaking into the industry. The initial cost of the website of $350,000 has been capitalized due to the future economic benefits it will bring to the company. The cost will be amortized over five years once the website is fully implemented and operating. On July 1, 2011 the company executed a convertible debenture for $350,000 (Note 5) as payment for the development of the website.

NOTE 5: CONVERTIBLE DEBENTURE

On October 25, 2011 the Company issued a convertible debenture/note payable to Junior Capital, Inc. for $20,000; $15,000 of this amount was advanced to the Company prior to signing the debenture and prior to the year ended September 30, 2011. The remaining $5,000 was received in October 2011.  The Debenture accrues interest of 10% beginning on October 25, 2011 and matures on October 25, 2012. Junior has the right to convert all or a portion of the principal into shares of common stock at a conversion price equal to fifty percent (50%) of the average of the closing bid price of common stock during the five trading days immediately preceding the conversion date, or fifty percent (50%) of the closing bid price of the common stock on the date of issuance as quoted by Bloomberg, LP. Pursuant to the terms of this debenture, the holder shall not be entitled to convert a number of shares that would exceed 4.99% of the outstanding shares of the Company’s common stock. Based on the terms of the note the company has calculated and recorded a $20,000 debt discount as a result of the convertible feature. The debt discount was booked to additional paid in capital and will be amortized over a one year term beginning on the day the funds were received using the straight line method as it approximates the effective method given the short term. As of December 31, 2011 $5,647 of the $20,000 debt discount has been amortized and charged to interest expense and $20,000 of the principal face value of the Junior Debenture remains outstanding.

On July 1, 2011, the Company entered into an exchange agreement with Junior Capital Inc. (“Junior”), pursuant to which Junior exchanged a $350,000 promissory note for a $350,000 convertible debenture (the “Junior Debenture”). The Junior Debenture accrues interest of 10% and matures on July 1, 2012. Junior has the right to convert all or a portion of the principal into shares of common stock at a conversion price equal to fifty percent (50%) of the average of the closing bid price of common stock during the five trading days immediately preceding the conversion date, or fifty percent (50%) of the closing bid price of the common stock on the date of issuance, or $0.05 per share of common stock on the date of conversion as quoted by Bloomberg, LP. Pursuant to the terms of this debenture, the holder shall not be entitled to convert a number of shares that would exceed 4.99% of the outstanding shares of the Company’s common stock. Based on the terms of the note the company has calculated and recorded a $350,000 debt discount as a result of the convertible feature. The debt discount was booked to additional paid in capital and will be amortized over the one year term of the loan using the straight line method as it approximates the effective method given the short term. As of December 31, 2011 $175,479 of the debt discount has been amortized and charged to interest expense and $350,000 of the principal face value of the Junior Debenture remains outstanding.

On October 28, 2011, the Company entered into an exchange agreement with Editor Newswire Inc. (“Editor”), pursuant to which Editor exchanged a $20,000 promissory note for a $20,000 convertible debenture (the “Editor Debenture”). The Editor Debenture accrues interest of 10% and matures on October 28, 2012. Editor has the right to convert all or a portion of the principal into shares of common stock at a conversion price equal to fifty percent (50%) of the average of the closing bid price of common stock during the five trading days immediately preceding the conversion date, or fifty percent (50%) of the closing bid price of the common stock on the date of issuance as quoted by Bloomberg, LP. Pursuant to the terms of this debenture, the holder shall not be entitled to convert a number of shares that would exceed 4.99% of the outstanding shares of the Company’s common stock. Based on the terms of the note the company has calculated and recorded a $20,000 debt discount as a result of the convertible feature. The debt discount was booked to additional paid in capital and will be amortized over the one year term of the loan using the straight line method as it approximates the effective method given the short term. As of December 31, 2011 $2,411 of the debt discount has been amortized and charged to interest expense and $20,000 of the principal face value of the Debenture remains outstanding.

On November 18, 2011, the Company entered into an exchange agreement with Editor Newswire Inc. (“Editor”), pursuant to which Editor exchanged a $25,000 promissory note dated November 18, 2011 for a $25,000 convertible debenture (the “Editor Debenture”). The Editor Debenture accrues interest of 10% and matures on November 18, 2012. Editor has the right to convert all or a portion of the principal into shares of common stock at a conversion price equal to fifty percent (50%) of the average of the closing bid price of common stock during the five trading days immediately preceding the conversion date, or fifty percent (50%) of the closing bid price of the Common Stock on the date of issuance as quoted by Bloomberg, LP. Pursuant to the terms of this debenture, the holder shall not be entitled to convert a number of shares that would exceed 4.99% of the outstanding shares of the Company’s common stock. Of the $25,000 of the principal face value of the Debenture $15,000 was received subsequent to December 31, 2011. Based on the terms of the note the company has calculated and recorded a $10,000 debt discount as a result of the convertible feature. The debt discount was booked to additional paid in capital and will be amortized over the one year term of the loan using the straight line method as it approximates the effective method given the short term. As of December 31, 2011 $1,068 of the debt discount has been amortized and charged to interest expense and $25,000 of the principal face value of the Debenture remains outstanding.

NOTE 6: COMMON STOCK TRANSACTIONS

During the period from September 14, 2007 (inception) through September 30, 2007 the Company issued 125 common shares for $500 cash.

During the year ended September 30, 2008 the Company issued 18,492 common shares for $35,942 cash.

During the year ended September 30, 2009 the Company issued 34,803 common shares for $25,000 cash and a subscription receivable in the amount of $85,000. During the year ended September 30, 2010 the Company received $22,660 on its subscription receivable. As of December 31, 2011 it was determined that the remaining receivable would not be collected; as a result the company credited the stock subscription receivable account and debited bad debt expense for $62,340.

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

On March 31, 2011 the Company’s Board of Directors authorized the issuance of 100,000 common shares for Director’s fees totaling $38,000, based on the value of the common stock on the date of authorization. As of December 31, 2011 these shares had not yet been issued and therefore have been recorded as a stock payable.

On March 31, 2011 the Company’s Board of Directors authorized the issuance of 750,000 shares each to Jeff Ritchie, the Company’s CEO and Kenneth Eade the Company’s CFO for compensation for services rendered in 2010, and an additional 200,000 shares to Kenneth Eade for legal services rendered, for total consideration of $646,000, based on the value of the common stock on the date of authorization. As of December 31, 2011 these shares had not yet been issued and therefore have been recorded as a stock payable.

During the three month period ended March 31, 2011, the Company authorized the issuance of 250,000 common shares for services valued at $95,000, based on the value of the common stock on the date of authorization. As of December 31, 2011 these shares had not yet been issued and therefore have been recorded as a stock payable.

On May 10, 2011 the Company issued 300,000 common shares for cash proceeds of $6,975 and a subscription receivable in the amount of $8,025. As of December 31, 2011 it was determined that the remaining receivable would not be collected; as a result the company credited the stock subscription receivable account and debited bad debt expense for $8,025.

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

On June 24, 2011, the Company authorized the issuance of 550,000 common shares for services valued at $209,000, based on the value of the common stock on the date of authorization. The shares were issued in July 2011.

During the year ended September 30, 2011, the Company issued 275,000 common shares for total consideration of $24,975.

There were no common stock transactions during the quarter ended December 31, 2011.

NOTE 7: RELATED PARTY TRANSACTION

As of December 31, 2011, the Company owed its officers a total of $7,922. The money was loaned to the company to cover certain operating expenses. In addition, a relative of one of the Company’s officers is owed $500 and a shareholder is owed $290, for funds advanced to cover certain expenses. Amounts are due on demand and have no stated rate of interest.

NOTE 8: GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not generated any revenue during the period September 14, 2007 (inception) through December 31, 2011, has an accumulated deficit of $4,128,734 and has funded its operations primarily through the issuance of equity. This matter raises substantial doubt about the Company's ability to continue as a going concern.

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

On January 11, 2012, the Company entered into an exchange agreement with Junior Capital Inc. (“Junior”), pursuant to which Junior exchanged a $33,000 promissory note for a $33,000 convertible debenture (the “Junior Debenture”). The Junior Debenture accrues interest of 10% and matures on January 11, 2013. Junior has the right to convert all or a portion of the principal into shares of common stock at a conversion price equal to fifty percent (50%) of the average of the closing bid price of common stock during the five trading days immediately preceding the conversion date, or fifty percent (50%) of the closing bid price of the common stock on the date of issuance as quoted by Bloomberg, LP. Pursuant to the terms of this debenture, the holder shall not be entitled to convert a number of shares that would exceed 4.99% of the outstanding shares of the Company’s common stock. Of the $33,000 of the principal face value of the Debenture $23,000 was received prior to the quarter ended December 31, 2011 and $10,000 was received subsequent to December 31, 2011. Based on the terms of the note the company has calculated and recorded a $23,000 debt discount as a result of the convertible feature. The debt discount was booked to additional paid in capital and will be amortized over the one year term of the loan using the straight line method as it approximates the effective method given the short term. As of December 31, 2011 $3,156 of the debt discount has been amortized and charged to interest expense.

Subsequent to the quarter ended December 31, 2011 the Company received the remaining $15,000 on the Editor Newswire convertible debenture dated October 28, 2011 (Note 5).

Effective January 27, 2012 Kenneth Eade resigned as an Officer and Director of the Company and Rachel Boulds was appointed as the new Chief Financial Officer.

Item 2:  Management’s Discussion and Analysis or Plan of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this filing as well as with Management’s Discussion and Analysis or Plan of Operations contained in the Company’s Report on Form 10-K for the period ended September 30, 2011, filed with the Securities and Exchange Commission.

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

IFDC’s mission is to develop, produce and acquire films with high profit margins and built in “profit” safety nets. We will seek to leverage the combined talents of an experienced management/producing and sales/distribution team to develop, produce and acquire films for sale and distribution, IFDC will look to incorporate and acquire additional entertainment businesses that compliment and assist us to increase the value of our overall securities, and enhance shareholder value.

IFDC’s plan of operations has three main components of film production and finance; co-financing, acquiring product in the development stage, and its own film production.  This, coupled with film distribution, makes up the revenue model for the Company.

HollywoodIndy.Com: HollywoodIndy.com is an Internet based entertainment company specializing in social networking and resourcing for independent film and television development, production and distribution.  The social networking component of HollywoodIndy, which will invite any person to become a member and create their own profile, will be unique in that its main purpose will be to connect people with an interest in film and television production.  HollywoodIndy’s interface will have active pages with video, graphics, interactive resumes, and links to other areas of the site as well as other member’s pages.  We are designing this aspect of the site to monetize the site through paid upgrades, which will allow upgraded members access to our jobs board and production /distribution resources.  Our resource database, which will be fed by working professionals in the industry, will offer immediate access to upgraded members to resources in film and television development, screen writing, casting, budgeting, scheduling, financing and tax incentives, as well as completion bonds, locations, personnel, film equipment, support services, sound and film lab, digital intermediate services, delivery services, and full access to the Company’s film distribution services.  Our goal in distribution is to evaluate and obtain distribution rights to independent films our management team feels will be the most profitable, while offering online distribution to a full spectrum of segmented video and short films to full length features, with an aim to emulating Netflix for independent film distribution, and monetizing the YouTube phenomenon.

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

If we are unsuccessful at any stage of the game we can stop devoting resources to the project and allow the option to simply expire.

With this strategy IFDC plans to harvest the best and strongest projects to proceed forward into production.  The advantages to acquisitions at the development stage are: the ability to guide the development process along, gearing it for success, steering the important decisions such as cast and director in a direction that will help make a more successful and profitable film. In addition we will be able to gauge the viability of the project with a small investment and will not risk big dollars, resources, and time before we can establish if the film is marketable or not.

The negatives are that we will spend small amounts of cash developing projects, some of which we will not bring to fruition, and so those projects will be a loss, but the films we do move forward on will be much more assured of financial success.

Film Distribution

IFDC’s plan of operations includes developing a distribution arm with the help of its management.

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

The company will acquire the rights to license (as sales agent) films for a period of 7-25 years in return for a commission ranging from 10-30% of the licensing fees paid by the distributors.  In some cases, the Company will incur minimal upfront costs including: advances to the filmmaker, costs for finalizing the film, and marketing costs.  Upon signing a sales agent agreement, the Company and the filmmakers agree on the “market attendance fees”, trailer/artwork and other marketing costs.  These costs, along with any advances to the filmmaker and/or costs to complete the film, are recouped by the Company after its commission, but before any proceeds are paid to the filmmaker.  The company will incur costs of approximately $40,000 to $150,000 per film to prepare marketing materials including the production of a trailer and artwork.

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

The company’s principals have profitably produced low budget films.  The company’s ability to produce quality films at or under budget stems from low overhead and excellent relationships with industry suppliers.  As the company does not receive funds (other than the producer’s fee which is paid over the course of production) from the studio until after the film is delivered, a credit facility would be arranged to cover the cost of producing the film.

Internal Production

The financing and production of movies is often the riskiest and most rewarding part of the entertainment business. The company plans to mitigate the inherent risks by only producing films that have secured distribution in some or all markets.  In addition, the Company will act as the sales agent for the films it produces.

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

 Late-Night Banner

Under a Late Night banner, the Company will produce feature-length motion pictures, generally budgeted at approximately $200,000 each (inclusive of corporate overhead and distribution expenses), with erotic R-Rated content that is produced to be distributed worldwide to cable television channels (such as HBO, Showtime, Cinemax and Playboy TV.) worldwide during “late-night” time slots, and to and through the home entertainment distribution window (such as video and DVD). Depending on the products' genre and the audience the company wants to reach, this will determine which strategy needs to be implemented.  IFDC has three strategies depending on the project:

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

Results of Operations – Three Months Ended December 31, 2011 as Compared to the Three Months Ended December 31, 2010

For the three months ended December 31, 2011 officer compensation was $75,000 as compared to $0 for the same period in the prior year. The increase was a result of the signing of employment agreements, for our CEO and another employee, in the last quarter of fiscal year 2011.

For the three months ended December 31, 2011 professional fees increased $25,825 to $26,825 compared to $1,000 for the three months ended December 31, 2010. The increase was mostly a result of fees paid for services provided for public relations.

For the three months ended December 31, 2011 the Company incurred $109,371 of interest expense compared to $0 for the three months ended December 31, 2010. In the first quarter of fiscal year 2012 the Company recorded $9,834 of interest expense on debentures and $99,537 for the amortization of debt discount.

Net loss increased by $280,176 to $283,992 from $3,816 for the three months ended December 31, 2011 as compared to the three months ended December 31, 2010.  As discussed above the Company recorded officer compensation and interest expense, both of which were $0 in the prior period, and had an increase in professional fees. In addition, in the current quarter the Company recorded $70,365 for bad debt expense on stock subscription receivables.

 Cash Flow

During the three months ended December 31, 2011, the Company used $63,309 of cash for operating activities and received $58,087 in proceeds from financing activities.

Critical Accounting Estimates and Policies

The discussion and analysis of our financial condition and plan of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including, among others, those affecting revenue, the allowance for doubtful accounts, the salability of inventory and the useful lives of tangible and intangible assets. The discussion below is intended as a brief discussion of some of the judgments and uncertainties that can impact the application of these policies and the specific dollar amounts reported on our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, or if management made different judgments.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company’s business activities contain elements of risk. The Company considers a principal type of market risk to be a valuation risk. All assets will be valued at fair value as determined in good faith by or under the direction of the Board of Directors and management.  Market prices of common equity securities in general, are subject to fluctuations which could cause the amount to be realized upon sale to differ significantly from the current reported value. The fluctuations may result from perceived changes in the underlying economic characteristics of the Company’s assets, general market conditions and supply and demand.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting since the last fiscal quarter of calendar year 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On or about July 22, 2008, 34,803 shares of common stock were issued to a non-affiliate investor, pursuant to Section 4(2) of the Securities Act of 1933, and Regulation D, Rule 506, in exchange for a $110,000 subscription, $25,000 of which was paid in cash and $85,000 of which was due on February 26, 2009. During the year ended September 30, 2010 the Company received $22,660 on its subscription receivable. As of December 31, 2011 it was determined that the remaining receivable would not be collected; as a result the company credited the stock subscription receivable account and debited bad debt expense for $62,340.

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

On May 10, 2011 the Company issued 300,000 common shares for cash proceeds of $6,975 and a subscription receivable in the amount of $8,025. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933. As of December 31, 2011 it was determined that the remaining receivable would not be collected; as a result the company credited the stock subscription receivable account and debited bad debt expense for $8,025.

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

On or about October 28, 2011, a $20,000 convertible debenture was issued to Editor Newswire, Inc. The debenture was issued pursuant to Section 4(2) of the Securities Act of 1933.

On or about November 18, 2011, a $25,000 convertible debenture was issued to Editor Newswire, Inc. The debenture was issued pursuant to Section 4(2) of the Securities Act of 1933.

On or about January 11, 2012, a $33,000 convertible debenture was issued to Junior Capital, Inc. The debenture was issued pursuant to Section 4(2) of the Securities Act of 1933.

On or about September 22, 2011, 25,000 common shares were issued to an investor in exchange for $5,000 cash.  The shares were issued pursuant to Section 4(2) of the Securities Act of 1933.

All shares were issued in reliance upon Section 4(2) of the Securities Act of 1933. No underwriters were used in any of the above-referenced sales.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
10.1	Convertible Debenture for $350,000 dated November 16, 2011 to Junior Capital, Inc.		10-K	9/30/2011	10.1	1/13/2012
10.2	Convertible Debenture for $20,000 dated October 25, 2011 to Junior Capital Inc.		10-K	9/30/2011	10.2	1/13/2012
10.3	Convertible Debenture for $20,000 dated October 28, 2011 to Editor Newswire Inc.		10-K	9/30/2011	10.3	1/13/2012
10.4	Convertible Debenture for $25,000 dated November 18, 2011 to Editor Newswire Inc.		10-K	9/30/2011	10.4	1/13/2012
101.INS*	XBRL Instance Document	X
101.SCH*	XBRL Taxonomy Extension Schema Document	X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Definition	X

*  Pursuant to Rule 406T of Regulation S-T, these interactive files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 17, 2012	INDEPENDENT FILM DEVELOPMENT CORPORATION BY: Jeff Ritchie /s/ Jeff Ritchie Jeff Ritchie Chief Executive Officer and Director By: Rachel Boulds /s/Rachel Boulds Rachel Boulds Chief Financial Officer