Form 10-Q
period 2012-03-31
Independent Film Development CORP
filed 2012-05-18
CIK 1425883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

As of May 18, 2012, the issuer had 25,470,991 shares of common stock outstanding.

Transitional Small Business Disclosure Format:    Yes ☐      No ☒

Independent Film Development Corporation

(a Development Stage Company)

FORM 10-Q

For the Quarterly Period Ended March 31, 2012

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Independent Film Development Corporation
(a Development Stage Company)
Balance Sheets

	March 31, 2012	September 30, 2011
	(Unaudited)	(Restated)
ASSETS

Cash	$1,860	$5,222
Total Current Assets	1,860	5,222

Other Assets
Website property, net of accumulated amortization	345,014	350,000
Total Assets	$346,874	$355,222
LIABILITIES AND STOCKHOLERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$11,092	$18,228
Accounts payable, related party	23,970	25,270
Accrued expenses	30,104	8,824
Accrued officer compensation	279,466	218,450
Advances from officers	7,819	7,837
Due to a related party	440	790
Derivative liability	234,902	116,504
Convertible debentures (net of discount of $139,421 and $55,998, respectively) (see Note 5)	303,629	309,002
Total Liabilities	891,422	704,905

Stockholders' Equity (Deficit)
Common stock, $.0001 par value, 485,000,000
shares authorized, 24,570,991 and 24,120,991 issued and outstanding, respectively	2,457	2,412
Preferred Stock, $.0001 par value, 15,000,0000 shares authorized, none issued and outstanding	-	-
Additional paid in capital	3,005,303	2,826,660
Common stock subscribed	732,000	779,000
Deficit accumulated during development stage	(4,284,308)	(3,957,755)
Total Stockholders' Equity (Deficit)	(544,548)	(349,683)
Total Liabilities and Stockholders' Equity (Deficit)	$346,874	$355,222

The accompanying notes are an integral part of these financial statements.

Independent Film Development Corporation (a Development Stage Company) Statements of Operations (Unaudited)
	For the Six Months Ended		For the Three Months Ended		September 14, 2007
	March 31,		March 31,		(inception) through
	2012	2011	2012	2011	March 31, 2012

Investment income	$-	$-	$-	$-	$-

Total income	-	-	-	-	-

Operating Expenses:
Officer compensation	150,976	576,500	75,976	575,500	973,476
Professional fees	48,636	184,400	21,811	183,850	483,893
Director fees	-	38,000	-	38,000	38,000
Bad debt expense for stock subscription receivable	-	-	-	-	70,365
General and administrative	9,498	2,879	7,067	12	2,531,801
Total operating expenses	209,110	801,779	104,854	797,362	4,097,535
Loss from operations	(209,110)	(801,779)	(104,854)	(797,362)	(4,097,535)

Other income and (expense):
Interest expense	(60,857)	-	(35,128)	-	(79,197)
Gain (loss) on derivative liability	(56,586)	-	(49,195)	-	(107,576)
Total other expense	(117,443)	-	(84,323)	-	(186,773)

Net loss	$(326,553)	$(801,779)	$(189,177)	$(797,362)	$(4,284,308)

Loss per share
Basic and diluted	$(0.01)	$(0.03)	$(0.01)	$(0.03)

Weighted average shares
outstanding basic and diluted	24,182,466	22,986,738	24,244,617	22,817,309

The accompanying notes are an integral part of these financial statements.

Independent Film Development Corporation
(a Development Stage Company)
Statement of Stockholders’ Equity (Deficit)

	Number of Shares Outstanding	Common Stock at Par Value	Paid in Capital	Deficit Accumulated During Development	Common Stock Subscribed	Stock Subscription Receivable	Total

Beginning balance	-	$-	$-	$-	$-	$-	$-
Stock issued for cash	125	-	500	-	-	-	500
Balance at September 30, 2007	125	-	500	-	-	-	500
Stock issued for cash	18,492	2	35,940	-	-	-	35,942
Net loss for the year ended September 30, 2008	-	-	-	(33,413)	-	-	(33,413)
Balance at September 30, 2008	18,617	2	36,440	(33,413)	-	-	3,029
Stock issued for cash	34,803	3	109,997	-	-	(85,000)	25,000
Stock issued for compensation	22,300,000	2,230	2,227,770	-	-	-	2,230,000
Net loss for year ended September 30, 2009	-	-	-	(2,258,311)	-	-	(2,258,311)
Balance at September 30, 2009	22,353,420	2,235	2,374,207	(2,291,724)	-	(85,000)	(282)
Stock issued for cash	626,571	63	197,032	-	-	-	197,095
Stock issued for compensation	4,000	-	2,000	-	-	-	2,000
Stock subscription receivable	-	-	-	-	-	22,660	22,660
Net loss for year ended September 30, 2010	-	-	-	(217,881)	-	-	(217,881)
Balance at September 30, 2010	22,983,991	2,298	2,573,239	(2,509,605)	-	(62,340)	3,592
Stock for other services	556,000	56	211,224	-	171,000	-	382,280
Stock for officer compensation	-	-	-	-	570,000	-	570,000

Stock for Director fees	-	-	-	-	38,000	-	38,000
Stock issued for cash	575,000	57	39,918	-	-	(8,025)	31,950
Common stock issued for lock up agreement	6,000	1	2,279	-	-	-	2,280
Write off of stock subscription receivable	-	-	-	-	-	70,365	70,365
Net loss for the year ended September 30, 2011	-	-	-	(1,448,150)	-	-	(1,448,150)
Balance at September 30, 2011	24,120,991	2,412	2,826,660	(3,957,755)	779,000	-	(349,683)
Write off of stock payable (unaudited)	-	-	95,000	-	(95,000)		-
Stock for officer compensation (unaudited)	-	-	-	-	25,500	-	25,500
Settlement of derivative liability (unaudited)	-	-	61,188	-	-	-	61,188
Stock issued in conversion of note payable (unaudited)	450,000	45	22,455	-	22,500	-	45,000
Net loss for the period ended March 31, 2012 (unaudited)	-	-	-	(326,553)	-	-	(326,553)
Balance at March 31, 2012 (unaudited)	24,570,991	$2,457	$3,005,303	$(4,284,308)	$732,000	$-	$(544,548)

The accompanying notes are an integral part of these financial statements.

Independent Film Development Corporation
(a Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended			September 14, 2007
	March 31,			(inception) through
	2012	2011		March 31, 2012
Cash flows from operating activities:
Net loss	$(326,553)		$(801,779)	$(4,284,308)
Adjustments to reconcile net loss to total cash used in operations:
Common stock for compensation	25,500		570,000	2,827,500
Common stock for other services	-		171,000	384,560
Common stock for Director's fees	-		38,000	38,000
Amortization expense	4,986		-	4,986
(Gain) loss on derivative liability	56,586		-	107,576
Bad debt expense for stock subscription receivable	-		-	70,365
Debt discount amortization	39,577		-	49,093
Change in assets and liabilities:
Increase (decrease) in accounts payable	(7,136)		12,850	11,092
Increase in accounts payable, related party	(1,300)		-	23,970
Increase in accrued expenses	21,280		-	30,104
Increase in accrued compensation	61,016		-	279,466
Net cash used in operating activities	(126,044)		(9,929)	(457,596)

Cash flows from investing activities	-		-	-

Cash flows from financing activities:
Proceeds/payments on loan, related party	(350)		500	440
Proceeds from debentures	123,050		-	138,050
Proceeds from subscriptions receivable	-		-	22,660
Advances from officers	125		-	7,962
Payments to officers	(143)		-	(143)
Proceeds from the sale of common stock	-		19,975	290,487
Net cash provided by financing activities	122,682		20,475	459,456
Net increase (decrease) in cash	(3,362)		10,546	1,860
Cash at beginning of period	5,222		3,882	-
Cash at end of period	$1,860		$14,428	$1,860

Cash paid for:
Interest	$-		$-	$-
Taxes	$-		$-	$-
Supplemental disclosure of non cash activities
Website property acquired with convertible debenture	$-		$-	$350,000
Common stock issued for conversion of debt	$45,000		$-	$45,000
Settlement of derivative liability	$61,188		$-	$61,188
Debt discount on convertible notes payable	$123,000		$-	$188,514
Forgiveness of stock payable	$95,000	$		$95,000

The accompanying notes are an integral part of these financial statements.

Independent Film Development Corporation

(A Development Stage Company)

Notes to Financial Statements

March 31, 2012

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

The unaudited interim financial statements should be read in conjunction with the Company’s annual report on Form 10-K, as amended, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the fiscal year ended September 30, 2011.  The interim results for the six months ended March 31, 2012 are not necessarily indicative of the results for the full fiscal year.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents as of March 31, 2012 and September 30, 2011.

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

The following table presents assets and liabilities that are measured and recognized at fair value as of September 30, 2011 and March 31, 2012 on a recurring basis:

September 30, 2011

Description	Level 1	Level 2	Level 3	Total Gains and (Losses)
Derivative	-	-	(116,504)	(50,990)
Total	$-	$-	$(116,504)	$(50,990)

March 31, 2012

Description	Level 1	Level 2	Level 3	Total Gains and (Losses)
Derivative	-	-	(234,902)	56,586
Total	$-	$-	$(234,902)	$56,586

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

Net deferred tax assets consist of the following components as of:

	March 31, 2012	September 30, 2011
NOL	$(602,324)	$(277,605)
Net Loss	(326,553)	(1,448,150)
Bad debt expense		70,365
Loss on derivative	56,586	50,990
Debt discount amortization	39,577	9,516
Common stock for Director's fees	-	38,000
Amortization expense	4,986	-
Common stock for other services	-	384,560
Common stock for compensation	25,500	570,000
NOL at end of period	$(802,228)	$(602,324)
Effective Rate	0.34	0.34
Deferred Tax Asset	(272,758)	(204,790)
Valuation	272,758	204,790
Deferred Tax Asset	$-	$-

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

The FASB’s interpretation had no material impact on the Company’s financial statements for the period ended March 31, 2012. As of March 31, 2012, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $802,000 that may be offset against future taxable income through 2027. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

Derivative Liabilities

The Company records the fair value of its derivative financial instruments in accordance with ASC815, Derivatives and Hedging. The fair value of the derivatives was calculated using a multi-nominal lattice model performed by an independent qualified business valuator. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations.

Derivative financial instruments should be recorded as liabilities in the balance sheet and measured at fair value. For purposes of the Company’s financial statements fair value was used as the basis for formulating an analysis which has been defined by the Financial Accounting Standards Board (“FASB”) as “the amount for which an asset (or liability) could be exchanged in a current transaction between knowledgeable, unrelated willing parties when neither party is acting under compulsion”. The FASB has provided guidance that its definition of fair value is consistent with the definition of fair market value in IRS Rev. Rule 59-60. In determining the fair value of the derivatives it was assumed that the Company’s business would be conducted as a going concern. These derivative liabilities will need to be marked-to-market each quarter with the change in fair value recorded in the income statement.

Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. At March 31, 2012 and September 30, 2011, the Company had no outstanding options or warrants.

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

In May 2011, FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs .    This ASU clarifies the board's intent of current guidance, modifies and changes certain guidance and principles, and adds additional disclosure requirements concerning the 3 levels of fair value measurements. Specific amendments are applied to FASB ASC 820-10-35, Subsequent Measurement and FASB ASC 820-10-50, Disclosures. This ASU is effective for interim and annual periods beginning after December 15, 2011.

In June 2011, FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income . - ASU 2011-05. Current US GAAP allows companies to present the components of comprehensive income as a part of the statement of changes in stockholders' equity. This ASU eliminates that option.  in this Update, an  entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income This ASU is effective interim and annual periods beginning after December 15, 2011.  This ASU should be applied retrospectively. There are no specific transition disclosures

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 4: WEBSITE PROPERTY

During the fourth quarter of fiscal year 2011 the Company hired a third party to develop HollywoodIndy.com. The website promises to be an Internet based entertainment web property specializing in social networking and resourcing, production, development and distribution for independent film and television industry. The revenue model is to sell and market services to the community of entertainment professionals and non professionals in the form of classifieds, education forums and advertising, as well as providing a stable for unique projects to fit in the overall company umbrella. The model provides a unique revenue platform that includes anyone from established professionals looking for the next generation talent to young up-and-coming professionals breaking into the industry. The initial cost of the website of $350,000 has been capitalized due to the future economic benefits it will bring to the company. The cost will be amortized over five years beginning March 6, 2012, the date the website was launched to the public. On July 1, 2011 the company executed a convertible debenture for $350,000 (Note 5) as payment for the development of the website.

NOTE 5: CONVERTIBLE DEBENTURE

On July 1, 2011, the Company entered into an exchange agreement with Junior Capital Inc. (“Junior”), pursuant to which Junior exchanged a $350,000 promissory note for a $350,000 convertible debenture (the “Junior Debenture”). The Junior Debenture accrues interest of 10% and matures on July 1, 2012. Junior has the right to convert all or a portion of the principal into shares of common stock at a conversion price equal to fifty percent (50%) of the average of the closing bid price of common stock during the five trading days immediately preceding the conversion date, or fifty percent (50%) of the closing bid price of the common stock on the date of issuance, or $0.05 per share of common stock on the date of conversion as quoted by Bloomberg, LP. Pursuant to the terms of this debenture, the holder shall not be entitled to convert a number of shares that would exceed 4.99% of the outstanding shares of the Company’s common stock. In March 2012 $45,000 of the $350,000 debenture was converted into 900,000 shares of common stock. As of March 31, 2012 450,000 shares had not yet been issued and therefore recorded as a $22,500 stock payable,

On October 25, 2011 the Company issued a convertible debenture/note payable to Junior Capital, Inc. for $20,000; $15,000 of this amount was advanced to the Company prior to signing the debenture and prior to the year ended September 30, 2011. The remaining $5,000 was received in October 2011.  The Debenture accrues interest of 10% beginning on October 25, 2011 and matures on October 25, 2012. Junior has the right to convert all or a portion of the principal into shares of common stock at a conversion price equal to fifty percent (50%) of the average of the closing bid price of common stock during the five trading days immediately preceding the conversion date, or fifty percent (50%) of the closing bid price of the common stock on the date of issuance as quoted by Bloomberg, LP. Pursuant to the terms of this debenture, the holder shall not be entitled to convert a number of shares that would exceed 4.99% of the outstanding shares of the Company’s common stock. As of March 31, 2012 $20,000 of the principal face value of the Junior Debenture remains outstanding.

On October 28, 2011, the Company entered into an exchange agreement with Editor Newswire Inc. (“Editor”), pursuant to which Editor exchanged a $20,000 promissory note for a $20,000 convertible debenture (the “Editor Debenture”). The Editor Debenture accrues interest of 10% and matures on October 28, 2012. Editor has the right to convert all or a portion of the principal into shares of common stock at a conversion price equal to fifty percent (50%) of the average of the closing bid price of common stock during the five trading days immediately preceding the conversion date, or fifty percent (50%) of the closing bid price of the common stock on the date of issuance as quoted by Bloomberg, LP. Pursuant to the terms of this debenture, the holder shall not be entitled to convert a number of shares that would exceed 4.99% of the outstanding shares of the Company’s common stock. As of March 31, 2012 $20,000 of the principal face value of the Debenture remains outstanding.

On November 18, 2011, the Company entered into an exchange agreement with Editor Newswire Inc. (“Editor”), pursuant to which Editor exchanged a $25,000 promissory note dated November 18, 2011 for a $25,000 convertible debenture (the “Editor Debenture”). The Editor Debenture accrues interest of 10% and matures on November 18, 2012. Editor has the right to convert all or a portion of the principal into shares of common stock at a conversion price equal to fifty percent (50%) of the average of the closing bid price of common stock during the five trading days immediately preceding the conversion date, or fifty percent (50%) of the closing bid price of the Common Stock on the date of issuance as quoted by Bloomberg, LP. Pursuant to the terms of this debenture, the holder shall not be entitled to convert a number of shares that would exceed 4.99% of the outstanding shares of the Company’s common stock. As of March 31, $25,000 of the principal face value of the Debenture remains outstanding.

On January 11, 2012, the Company entered into a $33,000 convertible debenture with Junior Capital Inc. (“Junior”). The Junior Debenture accrues interest of 10% and matures on January 11, 2013. Junior has the right to convert all or a portion of the principal into shares of common stock at a conversion price equal to fifty percent (50%) of the average of the closing bid price of common stock during the five trading days immediately preceding the conversion date, or fifty percent (50%) of the closing bid price of the Common Stock on the date of issuance as quoted by Bloomberg, LP. Pursuant to the terms of this debenture, the holder shall not be entitled to convert a number of shares that would exceed 4.99% of the outstanding shares of the Company’s common stock. As of March 31, 2012 $33,000 of the principal face value of the Debenture remains outstanding.

On March 15, 2012, the Company entered into a $40,000 convertible debenture with Junior Capital Inc. (“Junior”). The Junior Debenture accrues interest of 12% and matures on March 15, 2013. Junior has the right to convert all or a portion of the principal into shares of common stock at a conversion price equal to fifty percent (50%) of the average of the closing bid price of common stock during the five trading days immediately preceding the conversion date, or fifty percent (50%) of the closing bid price of the Common Stock on the date of issuance as quoted by Bloomberg, LP. Pursuant to the terms of this debenture, the holder shall not be entitled to convert a number of shares that would exceed 4.99% of the outstanding shares of the Company’s common stock.  As of March 31, 2012 $40,000 of the principal face value of the Debenture remains outstanding.

The following inputs and assumptions were used to value the secured convertible notes issued in the year ended September 30, 2011 and March 31, 2012:

•

The convertible promissory notes have a conversion price of lesser of 50% of the average of the lowest closing bid stock prices over the last 5-10 days or 50% of the closing bid price at issuance (or $0.05 for the 7/1/11 note) and contains no dilutive reset feature.

•

The stock price would fluctuate with an annual volatility.  The projected volatility curve was based on historical volatilities of the 18 comparable companies in the entertainment industry.

•

The Holder would redeem based on availability of alternative financing, increasing 1.0% monthly to a maximum of 10%

•

The Holder would automatically convert the note at maturity if the registration was effective and the company was not in default.

A summary of the activity of the derivative liability is shown below:

Balance at September 30, 2010	$-
Increase in derivative due to new issuances	65,514
Derivative loss due to new issuances	19,602
Derivative loss due to mark to market adjustment	31,388
Balance at September 30, 2011	116,504
Increase in derivative due to new issuances	123,000
Derivative loss due to new issuances	77,112
Decrease in derivative due to settlement of debt	(61,188)
Derivative gain due to mark to market adjustment	(20,526)
Balance at March 31, 2012	$234,902

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

On September 30, 2009 the Company’s Board of Directors authorized the issuance of, 200,000 shares and 500,000 shares to Kenneth Eade, an Officer and Director for compensation for two years’ services rendered, 500,000 for two years’ legal services rendered, and 10 million shares in exchange for business opportunities assigned to the company, pursuant to Section 4(2) of the Securities Act of 1933. Due to the volatility of the market and the limited trading of the Company’s stock, shares were valued at $0.10 by the Board of Directors.

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

On March 31, 2011 the Company’s Board of Directors authorized the issuance of 100,000 common shares for Director’s fees totaling $38,000, based on the value of the common stock on the date of authorization. As of March 31, 2012 these shares had not yet been issued and therefore have been recorded as a stock payable.

On March 31, 2011 the Company’s Board of Directors authorized the issuance of 750,000 shares each to Jeff Ritchie, the Company’s CEO and Kenneth Eade the Company’s former CFO, for compensation for services rendered in 2010, and an additional 200,000 shares to Kenneth Eade for legal services rendered, for total consideration of $646,000, based on the value of the common stock on the date of authorization. As of March 31, 2012 these shares had not yet been issued and therefore have been recorded as a stock payable.

During the three month period ended March 31, 2011, the Company authorized the issuance of 250,000 common shares for services valued at $95,000, based on the value of the common stock on the date of authorization. As of March 31, 2012 these shares had not yet been issued and the Company’s original agreement with the service provider was modified. As such the Company is no longer obligated to issue the 250,000 shares and has written the $95,000 payable off to additional paid in capital, given that at the time the stock was authorized to be issued the service provider was a Director of the Company.

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

On March 7, 2012, the Company authorized the issuance of 450,000 common shares in conversion of $22,500 of the Junior Capital debenture dated July 1, 2011. The shares were issued at $0.05 pursuant to the conversion terms of the debenture.

On March 28, 2012, the Company authorized the issuance of 450,000 common shares in conversion of $22,500 of the Junior Capital debenture dated July 1, 2011. The shares were issued at $0.05 pursuant to the conversion terms of the debenture. As of March 31, 2012 the shares had not yet been issued and as such have been booked as a stock payable.

On February 7, 2012, the Company authorized the issuance of 50,000 common shares to Rachel Boulds, the Company’s CFO, for compensation of services. The shares were issued at $0.51 based on the value of the common stock on the date of authorization. As of March 31, 2012 the shares had not yet been issued and as such have been booked as a stock payable.

NOTE 7: RELATED PARTY TRANSACTION

During the three month period ended March 31, 2011, the Company authorized the issuance of 250,000 common shares for services valued at $95,000, based on the value of the common stock on the date of authorization. As of March 31, 2012 these shares had not yet been issued and the Company’s original agreement with the service provider was modified. As such the Company is no longer obligated to issue the 250,000 shares and has written the $95,000 payable off to additional paid in capital, given that at the time the stock was authorized to be issued the service provider was a Director of the Company.

As of March 31, 2012, the Company owed its officers a total of $7,819. The money was loaned to the company to cover certain operating expenses. In addition, a relative of one of the Company’s officers is owed $150 and a shareholder is owed $290, for funds advanced to cover certain expenses. Amounts are due on demand and have no stated rate of interest.

On February 7, 2012, the Company authorized the issuance of 50,000 common shares to Rachel Boulds, the Company’s CFO for compensation of services. The shares were issued at $0.51 based on the value of the common stock on the date of authorization. As of March 31, 2012 the shares had not yet been issued and as such have been booked as a stock payable.

NOTE 8: FINANICIAL STATEMENT RESTATEMENT

As a result of the Company engaging a third party to perform a valuation analysis of its derivative instruments in the current quarter it became necessary to restate the financial statements for the year ended September 30, 2011. The results of that restatement are as follows.

1)

Increase of $2 due to rounding/balancing of financials.

2)

All changes are a result of the independent valuation analysis of the Company’s derivative instruments.

3)

It was subsequently determined that this receivable was deemed uncollectable as of September 30, 2011.

4)

Change due to restatement of the Year Ended September 30, 2011.

	September 30, 2011
	As Reported	Adjustment		As Restated
Cash	$ 5,222	$-		$ 5,222
Website property, net of accumulated amortization	350,000	-		350,000
Total Assets	355,222	-		355,222

Current Liabilities
Accounts payable	$ 20,228	$-		$ 20,228
Accounts payable, related party	23,270	-		23,270
Accrued expenses	8,822	2	1	8,824
Accrued officer compensation	218,450	-		218,450
Advances from officers	7,837	-		7,837
Due to a related party	790	-		790
Derivative liability	-	116,504	2	116,504
Convertible debentures , net of discount	88,225	220,777	2	309,002
Total Liabilities	367,622	337,283		704,905

Stockholders' Equity (Deficit)

Common stock , $.0001 par value, 485,000,000 shares authorized, 24,570,991 and 24,120,991 issued and outstanding, respectively	2,412	-		2,412
Additional paid in capital	3,191,660	(365,000)	2	2,826,660
Common stock subscribed	779,000	-		779,000
Stock subscription receivable	(70,365)	70,365	3	-

Deficit accumulated during development stage	(3,915,107)	(42,648)	4	(3,957,755)
Total Stockholders' Equity (Deficit)	(12,400)	(337,283)		(349,683)
Total Liabilities and Stockholders' Equity (Deficit)	$ 355,222	$-		$ 355,222

	For the Year Ended September 30, 2011
	As Reported		Adjustment			As Restated
Investment income	$-		$-		$

Total income	-		-

Expenses
Officer compensation	810,100		-			810,100
Professional fees	429,657		-			429,657
Director fees	38,000		-			38,000
Bad debt expense			70,365	3		70,365
General and administrative	30,698		-			30,698
Total operating expenses	1,308,455		70,365			1,378,820
Net loss from operations	$(1,308,455)		$(70,365)			$(1,378,820)

Other income and (expense)
Gain on derivative liability	-		(50,990)	2		(50,990)
Interest expense	(97,047)		78,707	2		(18,340)
Total other expense	(97,047)		27,717			(69,330)
Net loss	$(1,405,502)		$(42,648)	4		$(1,448,150)

Loss per share
Basic and diluted	$(0.06)	$				$(0.06)

Weighted average shares outstanding basic and diluted	23,344,668					$23,344,668

	December 31, 2011
	As Reported	Adjustment		As Restated
Cash	$ -	$-		$ -
Website property, net of accumulated amortization	350,000	-		350,000
Total Assets	$ 350,000	$-		$ 350,000

Current Liabilities
Cash overdraft	$ 2	$-		$ 2
Accounts payable	15,080	-		15,080
Accounts payable, related party	23,270	-		23,270
Accrued expenses	23,156	123	2	23,279
Accrued officer compensation	260,045	-		260,045
Advances from officers	7,922	-		7,922
Due to a related party	790	-		790
Derivative liability	-	123,895	2	123,895
Convertible debentures , net of discount	187,762	137,014	2	324,776

Total Liabilities	$ 518,027	261,032		779,059

Stockholders' Equity (Deficit)

Common stock , $.0001 par value, 485,000,000 shares authorized, 24,570,991 and 24,120,991 issued and outstanding, respectively	2,412	-		2,412
Additional paid in capital	3,249,660	(365,000)	2	2,884,660
Common stock subscribed	779,000	-		779,000
Deficit accumulated during development stage	(4,199,099)	103,968		(4,095,131)
Total Stockholders' Equity (Deficit)	(168,027)	(261,032)		(429,059)
Total Liabilities and Stockholders' Equity (Deficit)	350,000	$-		$ 350,000

	For the Three Months Ended December 31, 2011
	As Reported	Adjustment			As Restated
Investment income	$-	$-		$

Total income	-	-

Expenses
Officer compensation	75,000	-			75,000
Professional fees	26,825	-			26,825
Bad debt expense	70,365	(70,365)	3		-
General and administrative	2,431	-			2,431
Total operating expenses	174,621	70,365			104,256
Net loss from operations	$(174,621)	$70,365			$(104,256)

Other income and (expense)
Loss on derivative liability	-	(7,391)	2		(7,391)
Interest expense	(109,371)	83,642	2		(25,729)
Total other expense	(109,371)	76,251			(33,120)
Net loss	$(283,992)	$146,616			(137,376)

NOTE 9: GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not generated any revenue during the period September 14, 2007 (inception) through March 31, 2012, has an accumulated deficit of $4,284,308 and has funded its operations primarily through the issuance of equity. This matter raises substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 10: SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events in accordance with ASC Topic 855.  The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements except as follows.

Subsequent to the quarter ended March 31, 2012, the Company entered into a $100,000 convertible debenture with an investor. The Debenture accrues interest of 12% and matures on April 9, 2013. The investor has the right to convert all or a portion of the principal into shares of common stock at a conversion price equal to fifty percent (50%) of the average of the closing bid price of common stock during the five trading days immediately preceding the conversion date, or fifty percent (50%) of the closing bid price of the Common Stock on the date of issuance as quoted by Bloomberg, LP. Pursuant to the terms of this debenture, the holder shall not be entitled to convert a number of shares that would exceed 4.99% of the outstanding shares of the Company’s common stock.

On April 2, 2012 the Company issued the 250,000 shares of common stock that were recorded as a stock payable as of March 31, 2012.

Item 2:  Management’s Discussion and Analysis or Plan of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this filing as well as with Management’s Discussion and Analysis or Plan of Operations contained in the Company’s Report on Form 10-K, as amended,  for the period ended September 30, 2011, filed with the Securities and Exchange Commission.

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

1.     Well written salable script with a genre that is on the wave of coming into popularity

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

Results of Operations – Three Months Ended March 31, 2012 as Compared to the Three Months Ended March 31, 2011

For the three months ended March 31, 2012 officer compensation was $75,976 as compared to $575,500 for the same period in the prior year. In the prior year the Company had no formal employment contracts in place but did authorize the issuance of common shares, valued at $570,000, to its officers. In the current period the Company now has employment agreements in place for its officers. In addition to the regular compensation the Company authorized the issuance of shares for compensation valued at $25,500.

For the three months ended March 31, 2012 professional fees decreased $162,039 to $21,811 compared to $183,850 for the three months ended March 31, 2011. In the prior year the Company recorded stock for various professional services valued at $171,000. There were no such stock issuances in the current period. Professional fees mainly consist of accounting, auditing and public relations.

Net loss decreased by 608,185,185 to $189,177 from $797,362 for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.  The decrease can be largely attributed to the decrease in the issuance of stock for services as discussed above.  In addition, in the current period the Company has recorded interest expense of $35,128 and a loss on derivative liability of $49,195, both of which were $0 in the prior period.

Results of Operations – Six Months Ended March 31, 2012 as Compared to the Six Months Ended March 31, 2011

For the six months ended March 31, 2012 officer compensation was $150,976 as compared to $576,500 for the same period in the prior year. In the prior year the Company had no formal employment contracts in place but did authorize the issuance of common shares, valued at $570,000, to its officers. In the current period the Company now has employment agreements in place for its officers. In addition to the regular compensation the Company authorized the issuance of shares for compensation valued at $25,500.

For the six months ended March 31, 2012 professional fees decreased $135,764 to $48,636 compared to $184,400 for the six months ended March 31, 2011. In the prior year the Company recorded stock for various professional services valued at $171,000. There were no such stock issuances in the current period. Professional fees mainly consist of accounting, auditing and public relations.

For the six months ended March 31, 2012 the Company incurred $60,857 of interest expense compared to $0 for the six months ended March 31, 2011. In addition, the Company also recorded a $56,586 loss on derivative liability.

Net loss decreased by $475,226 to $326,553 from $801,779 for the six months ended March 31, 2012 as compared to the six months ended March 31, 2011.  The decrease can be largely attributed to the decrease in the issuance of stock for services as discussed above, and the interest expense.

 Cash Flow

During the six months ended March 31, 2012, the Company used $126,044 of cash for operating activities and received net proceeds from financing activities of $122,682.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material pending legal proceedings and, to the best of our knowledge, no such action by or against the Company has been threatened, except that, on or about September 1, 2011, the company and its Chief Executive Officer and Chief Compliance Officer filed a complaint in federal court, Central District of California, Case No. CV-11-07233 DMG (MRWx), to recover 6,500,000 shares of common stock transferred to Consultants Marc Cifelli and Arriva Capital, LLC on the grounds of fraud and failure of consideration.  Both defendants were served on October 4, 2011, their defaults have been entered, and the company is in the process of obtaining default judgments.

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

On or about March 15, 2012, a $40,000 convertible debenture was issued to Junior Capital, Inc. The debenture was issued pursuant to Section 4(2) of the Securities Act of 1933.

On March 7, 2012, the Company authorized the issuance of 450,000 common shares in conversion of $22,500 of the Junior Capital debenture dated July 1, 2011. The shares were issued at $0.05 pursuant to the conversion terms of the debenture. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933.

On March 28, 2012, the Company authorized the issuance of 450,000 common shares in conversion of $22,500 of the Junior Capital debenture dated July 1, 2011. The shares were issued at $0.05 pursuant to the conversion terms of the debenture. As of March 31, 2012 the shares had not yet been issued and as such have been booked as a stock payable. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933.

On February 7, 2012, the Company authorized the issuance of 50,000 common shares to Rachel Boulds, the Company’s CFO, for compensation of services. The shares were issued at $0.51 based on the value of the common stock on the date of authorization. As of March 31, 2012 the shares had not yet been issued and as such have been booked as a stock payable. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933.

All shares were issued in reliance upon Section 4(2) of the Securities Act of 1933. No underwriters were used in any of the above-referenced sales.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
10.1	Convertible Debenture for $350,000 dated November 16, 2011 to Junior Capital, Inc.		10-K	9/30/2011	10.1	1/13/2012
10.2	Convertible Debenture for $20,000 dated October 25, 2011 to Junior Capital Inc.		10-K	9/30/2011	10.2	1/13/2012
10.3	Convertible Debenture for $20,000 dated October 28, 2011 to Editor Newswire Inc.		10-K	9/30/2011	10.3	1/13/2012
10.4	Convertible Debenture for $25,000 dated November 18, 2011 to Editor Newswire Inc.		10-K	9/30/2011	10.4	1/13/2012
10.5	Convertible Debenture for $33,000 dated January 11, 2012 to Junior Capital Inc.	X
10.6	Convertible Debenture for $40,000 dated March 15, 2012 to Junior Capital Inc.	X
101.INS*	XBRL Instance Document	X
101.SCH*	XBRL Taxonomy Extension Schema Document	X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Definition	X

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

Date: May 18, 2012	INDEPENDENT FILM DEVELOPMENT CORPORATION BY: Jeff Ritchie /s/ Jeff Ritchie Jeff Ritchie Chief Executive Officer and Director By: Rachel Boulds /s/Rachel Boulds Rachel Boulds Chief Financial Officer