Form 10-K/A
period 2011-09-30
Independent Film Development CORP
filed 2012-05-25
CIK 1425883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.2)

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months  (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K(section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporate by reference in Part III of this From 10-K or any amendment to this Form 10-K.  ☐

Indicate by checkmark wither the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer, ”  and  “ smaller reporting company ”  in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of each of the registrant’s classes of common stock, as of May 22, 2012 was 25,470,991 shares.

EXPLANATORY NOTE:

On January 13, 2012, INDEPENDENT FILM DEVELOPMENT CORPORATION filed its Annual Report on Form 10-K for its fiscal year ended September 30, 2011 (the "Form 10-K"). The Company hereby amends the Form 10-K to amend Part II Item 5 and Part IV Item 15 – Financial Statement Schedules– financial footnote number 5.

The Company hereby amends the Form 10-K/A to modify its accounting treatment of its derivative financial instruments. Refer to financial Footnote 9.

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

Officer compensation expense for the year ended September 30, 2011 was $810,100, as compared to $12,400 for the year ended September 30, 2010.  The expense consisted of cash payments, accrued salary and stock. The increase during the year ended September 30, 2011, was primarily attributed to salaries payable to the Company’s Chief Executive Officer and Chief Compliance Officer in accordance with their employment agreements. Director’s fees for the year ended September 30, 2011 were $38,000 compared to $0 in the prior year, General and administrative expense for the year ended September 30, 2011 was $30,698 as compared to $199,881 for the year ended September 30, 2010. The decrease in general and administrative expense was mainly attributed to a decrease in spending due to available funds.

Net Income (Loss)

We recorded a net loss of $1,448,150 for the year ended September 30, 2011, as compared to a net loss of $217,881 for the year ended September 30, 2010.  The increase in net loss is primarily attributed to an increase in professional fees of $424,057, officer compensation of $797,700, $18,340 of interest expense and a loss on derivative liability of $50,900.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2011, we had an accumulated deficit of $3,957,755 and a working capital deficit of $699,683. For the year ended September 30, 2011, net cash used in operating activities amounted to $53,947, as compared to $215,881 for the year ended September 30, 2010.

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

Derivative Liabilities

The Company records the fair value of its derivative financial instruments in accordance with ASC815, Derivatives and Hedging. The fair value of the derivatives was calculated using a multi-nominal lattice model performed by an independent qualified business valuator. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations

Derivative financial instruments should be recorded as liabilities in the balance sheet and measured at fair value. For purposes of the Company’s financial statements fair value was used as the basis for formulating an analysis which has been defined by the Financial Accounting Standards Board (“FASB”) as “the amount for which an asset (or liability) could be exchanged in a current transaction between knowledgeable, unrelated willing parties when neither party is acting under compulsion”. The FASB has provided guidance that its definition of fair value is consistent with the definition of fair market value in IRS Rev. Rule 59-60. In determining the fair value of the derivatives it was assumed that the Company’s business would be conducted as a going concern. These derivative liabilities will need to be marked-to-market each quarter with the change in fair value recorded in the income statement.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and related notes are included as part of this report as indexed in the appendix on page F-1 through F-18.

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

2.

The accountant is a member in good standing of the Public Company Accountancy Oversight Board (PCAOB).

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

 As discussed in Note 10 to the financial statement, the 2011 financial statements have been restated to correct errors in the financial statements resulting from the valuation analysis of the company’s derivative instruments and stock subscription receivable that was subsequently deemed uncollectable

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

January 11, 2012, except with respect to the matters discussed in Note 5, 6 and 10 which are as of May 22, 2012.

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

/s/ Gruber & Company, LLC

    Gruber & Company, LLC

    Lake Saint Louis, Missouri

    February 14, 2011

Independent Film Development Corporation
(a Development Stage Company)
Balance Sheets

	September 30, 2011	September 30, 2010
	(Restated)
ASSETS

Cash	$5,222	$3,882
Total Current Assets	5,222	3,882
Other Assets
Website property	350,000	-
Total Assets	$355,222	$3,882

LIABILITIES AND STOCKHOLERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$18,228	$-
Accounts payable, related party	25,270	-
Accrued officer compensation	218,450	-
Accrued interest	8,824	-
Advances from officers	7,837	-
Due to a related party	790	290
Derivative liability	116,504	-
Convertible debentures (net of discount of $55,998 and $0, respectively) (see Note 5)	309,002	-
Total Liabilities	704,905	290

Stockholders' Equity (Deficit)
Common stock , $.0001 par value, 485,000,000
shares authorized, 24,120,991 and 22,983,991 issued and outstanding, respectively	2,412	2,298
Preferred Stock, $.0001 par value, 15,000,0000 shares authorized, none issued and outstanding	-	-
Additional paid in capital	2,826,660	2,573,239
Common stock subscribed	779,000	-
Stock subscription receivable	-	(62,340)
Deficit accumulated during development stage	(3,957,755)	(2,509,605)
Total Stockholders' Equity (Deficit)	(349,683)	3,592
Total Liabilities and Stockholders' Equity (Deficit)	$355,222	$3,882

The accompanying notes are an integral part of these financial statements.

Independent Film Development Corporation (a Development Stage Company) Statements of Operations
	For the Years Ended September 30,		September 14, 2007 (inception) through
	2011	2010	September 30, 2011
	(Restated)		(Restated)
Investment income	$-	$-	$-

Total income	-	-	-

Expenses
Officer compensation	810,100	12,400	822,500
Professional fees	429,657	5,600	435,257
Director fees	38,000	-	38,000
Bad debt expense	70,365	-	70,365
General and administrative	30,698	199,881	2,522,303
Total operating expenses	1,378,820	217,881	3,888,425
Net loss from operations	$(1,378,820)	$(217,881)	$(3,888,425)

Other income and (expense)
Loss on derivative liability	(50,990)	-	(50,990)
Interest expense	(18,340)	-	(18,340)
Total other expense	(69,330)	-	(69,330)
Net loss	$(1,448,150)	$(217,881)	$(3,957,755)

Loss per share
Basic and diluted	$(0.06)	$(0.01)

Weighted average shares outstanding basic and diluted	23,344,668	22,484,790

The accompanying notes are an integral part of these financial statements.

The accompanying notes are an integral part of these financial statements.

Independent Film Development Corporation
(a Development Stage Company)
Statements of Cash Flows

	For the Years Ended		September 14, 2007
	September 30,		(inception) through
	2011	2010	September 30, 2011
	(Restated)		(Restated)
Cash flows from operating activities:
Net loss	$(1,448,150)	$(217,881)	$(3,957,755)
Adjustments to reconcile net loss to total cash used in operations:
Common stock for compensation	570,000	2,000	2,802,000
Common stock for other services	384,560	-	384,560
Common stock for Director's fees	38,000	-	38,000
Bad debt expense for stock subscription receivable	70,365	-	70,365
(Gain) loss on derivative liability	50,990	-	50,990
Debt discount amortization	9,516	-	9,516
Change in assets and liabilities:
Increase in accounts payable	18,228	-	18,228
Increase in accounts payable, related party	25,270		25,270
Increase in accrued interest	8,824	-	8,824
Increase in accrued compensation	218,450	-	218,450
Net cash used in operating activities	(53,947)	(215,881)	(331,552)

Cash flows from investing activities	-	-	-

Cash flows from financing activities:
Proceeds from loan, related party	500	-	790
Proceeds from debenture	15,000	-	15,000
Proceeds from subscriptions receivable	-	22,660	22,660
Advances from officers	7,837	-	7,837
Proceeds from the sale of common stock	31,950	197,095	290,487
Net cash provided by financing activities	55,287	219,755	336,774
Net increase in cash	1,340	3,874	5,222
Cash at beginning of period	3,882	8	-
Cash at end of period	$5,222	$3,882	$5,222

Cash paid for:
Interest	$-	$-	$-
Taxes	$-	$-	$-
Supplemental disclosure of non cash activities
Website property acquired with convertible debenture	$350,000	$-	$350,000
Debt discount on convertible notes payable	$65,514	$-	$65,514

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

The following table presents assets and liabilities that are measured and recognized at fair value as of September 30, 2011 on a recurring basis:

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

Net deferred tax assets consist of the following components as of September 30:

	2011	2010
NOL	$(277,605)	$(61,724)
Net Loss	(1,448,150)	(217,881)
Bad debt expense	70,365	-
Loss on derivative liability	50,990	-
Debt discount amortization	9,516	-
Common stock for Director's fees	38,000	-
Common stock for other services	384,560	-
Common stock for compensation	570,000	2,000
NOL at end of period	$(602,324)	$(277,605)
Effective Rate	0.34	0.34
Deferred Tax Asset	(204,790)	(94,386)
Valuation	204,790	94,386
Deferred Tax Asset	$-	$-

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

The FASB’s interpretation had no material impact on the Company’s financial statements for the year ended September 30, 2011. As of September 30, 2011, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $602,000 that may be offset against future taxable income through 2027. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

Derivative Liabilities

The Company records the fair value of its derivative financial instruments in accordance with ASC815, Derivatives and Hedging. The fair value of the derivatives was calculated using a multi-nominal lattice model performed by an independent qualified business valuator. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations

Derivative financial instruments should be recorded as liabilities in the balance sheet and measured at fair value. For purposes of the Company’s financial statements fair value was used as the basis for formulating an analysis which has been defined by the Financial Accounting Standards Board (“FASB”) as “the amount for which an asset (or liability) could be exchanged in a current transaction between knowledgeable, unrelated willing parties when neither party is acting under compulsion”. The FASB has provided guidance that its definition of fair value is consistent with the definition of fair market value in IRS Rev. Rule 59-60. In determining the fair value of the derivatives it was assumed that the Company’s business would be conducted as a going concern. These derivative liabilities will need to be marked-to-market each quarter with the change in fair value recorded in the income statement.

The Company has notes payable in which the holder has the right to convert all or a portion of the principal into shares of common stock at a conversion price equal to fifty percent (50%) of the average of the closing bid price of common stock during the five trading days immediately preceding the conversion date, or fifty percent (50%) of the closing bid price of the common stock on the date of issuance as quoted by Bloomberg, LP. Pursuant to the terms of this debenture, the holder shall not be entitled to convert a number of shares that would exceed 4.99% of the outstanding shares of the Company’s common stock.  Because the terms of the debentures do not specifically state that there is a minimum amount on which the price of the conversion can go and/or there is no maximum amount of shares that can be converted into, a derivative liability is triggered and must accounted for as such (see Note 6).

Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. At September 30, 2011 and 2010, the Company had no outstanding options or warrants.

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

NOTE 4: WEBSITE PROPERTY

During the fourth quarter the Company hired a third party to develop HollywoodIndy.com a website planned to be launched in the second quarter of fiscal year 2012. The website promises to be an Internet based entertainment web property specializing in social networking and resourcing, production, development and distribution for independent film and television industry. The revenue model is to sell and market services to the community of entertainment professionals and non professionals in the form of classifieds, education forums, advertising as well as providing a stable for unique projects to fit in the overall company umbrella. The model provides a unique revenue platform that includes anyone from established professionals looking for the next generation talent to young up-and-coming professionals breaking into the industry. The initial cost of the website of $350,000 has been capitalized due to the future economic benefits it will bring to the company. The cost will be amortized over the useful life (to be determined) once the website is fully implemented and operating. On July 1, 2011 the company executed a convertible debenture for $350,000 (Note 6) as payment for the development of the website.

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

The following inputs and assumptions were used to value the secured convertible notes issued in the year ended September 30, 2011:

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

•

The Holder would redeem based on availability of alternative financing, increasing 1.0% monthly to a maximum of 10%

•

The Holder would automatically convert the note at maturity if the registration was effective and the company was not in default.

A summary of the activity of the derivative liability is shown below:

Balance at September 30, 2010	$-
Increase in derivative due to new issuances	65,514
Derivative loss due to new issuances	19,602
Derivative loss due to mark to market adjustment	31,388
Balance at September 30, 2011	$116,504

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

NOTE 8: GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not generated any revenue during the period September 14, 2007 (inception) through September 30, 2011, has an accumulated deficit of $3,957,755 and has funded its operations primarily through the issuance of equity. This matter raises substantial doubt about the Company's ability to continue as a going concern.

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

4)

Change due to restatement of the Year Ended September 30, 2011.

	September 30, 2011
	As Reported	Adjustment		As Restated
Cash	$5,222	$-		$5,222
Website property, net of accumulated amortization	350,000	-		350,000
Total Assets	355,222	-		355,222

Current Liabilities
Accounts payable	$20,228	$-		$20,228
Accounts payable, related party	23,270	-		23,270
Accrued expenses	8,822	2	1	8,824
Accrued officer compensation	218,450	-		218,450
Advances from officers	7,837	-		7,837
Due to a related party	790	-		790
Derivative liability	-	116,504	2	116,504
Convertible debentures , net of discount	88,225	220,777	2	309,002
Total Liabilities	367,622	337,283		704,905

Stockholders' Equity (Deficit)

Common stock , $.0001 par value, 485,000,000 shares authorized, 24,570,991 and 24,120,991 issued and outstanding, respectively	2,412	-		2,412
Additional paid in capital	3,191,660	(365,000)	2	2,826,660
Common stock subscribed	779,000	-		779,000
Stock subscription receivable	(70,365)	70,365	3	-
Deficit accumulated during development stage	(3,915,107)	(42,648)	4	(3,957,755)
Total Stockholders' Equity (Deficit)	(12,400)	(337,283)		(349,683)
Total Liabilities and Stockholders' Equity (Deficit)	$355,222	$-		$355,222

	For the Year Ended September 30, 2011
	As Reported		Adjustment			As Restated
Investment income	$-		$-		$

Total income	-		-

Expenses
Officer compensation	810,100		-			810,100
Professional fees	429,657		-			429,657
Director fees	38,000		-			38,000
Bad debt expense			70,365	3		70,365
General and administrative	30,698		-			30,698
Total operating expenses	1,308,455		70,365			1,378,820
Net loss from operations	$(1,308,455)		$(70,365)			$(1,378,820)

Other income and (expense)
Gain on derivative liability	-		(50,990)	2		(50,990)
Interest expense	(97,047)		78,707	2		(18,340)
Total other expense	(97,047)		27,717			(69,330)
Net loss	$(1,405,502)		$(42,648)	4		$(1,448,150)

Loss per share
Basic and diluted	$(0.06)	$				$(0.06)

Weighted average shares outstanding basic and diluted	23,344,668					23,344,668

NOTE 10: COMMITMENTS

On March 31, 2011, the Company signed a common stock purchase agreement with Crisnic Fund, SA, (“Crisnic”), whereby the Company has the right, but not the obligation, to sell to Crisnic, up to $2 million worth of common stock, subject to the filing of a registration statement, at 99% of the market price on the first business day following the effective date of the registration statement.

NOTE 11: SUBSEQUENT EVENTS

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

Date: May 24, 2012	INDEPENDENT FILM DEVELOPMENT CORP (REGISTRANT) By: Jeff Ritchie /s/ Jeff Ritchie Jeff Ritchie CEO Principal Executive Officer) and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 24, 2012	By: /s/ Jeff Ritchie Jeff Ritchie, CEO (Principal Executive Officer) and Director

Dated: May 24, 2012	By: /s/ Rachel Boulds Rachel Boulds, CFO (Principal Accounting and Financial Officer)