Form 10-K/A
period 2011-09-30
Independent Film Development CORP
filed 2012-06-06
CIK 1425883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 3)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 For the transition period from _____________ to _____________

Commission file number: 814-00758

INDEPENDENT FILM DEVELOPMENT CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	56-2676759
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9107 Wilshire Blvd., Suite 405 Beverly Hills, California	90210
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 295-1711

6399 Wilshire Blvd., Suite 507, Los Angeles, California 90048
(Former address of principle offices)

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

EXPLANATORY NOTE:

On May 25, 2012, INDEPENDENT FILM DEVELOPMENT CORPORATION filed its Amended Annual Report on Form 10-K/A for its fiscal year ended September 30, 2011 (the "Form 10-K") to amend Part II Item 5 and Part IV Item 15 - Financial Statement Schedules-financial footnote number 5 and to modify its accounting treatment of its derivative financial instruments. Refer to financial Footnote 9. The Company hereby amends the Form 10-K to amend Part III Item 10-5 - Directors, Executive Officers and Corporate Governance, in order to correct errors in its officers and directors disclosures.

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

Item 2.  PROPERTIES

We lease our executive offices in Los Angeles, California.  We consider our existing facilities to be adequate for our current needs.  We own the Internet domain Hollywoodindy.com and the distribution rights to the following intellectual motion picture and television properties:

•       L.A. Bounty

•       Say it In Russian

•       A Man of passion (with Anthony Quinn)

•       Rush Week

•       Trapper County War

•       Kamillions

•       Hostage

•      Autograph celebrity interview series

•      Sleep of Death (worldwide TV rights until 2015)

Item 3.  LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings and, to the best of our knowledge, no such action by or against the Company has been threatened, except that, on or about September 1, 2011, the company filed a complaint in federal court, Central District of California, Case No. CV-11-07233 DMG (MRWx), to recover 6,500,000 shares of common stock transferred to Consultants Marc Cifelli and Arriva Capital, LLC on the grounds of fraud and failure of consideration.  Both defendants were served on October 4, 2011 and the company is in the process of taking their defaults.

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

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position

Jeff Ritchie	50	Chief Executive Officer, Director

Rachel Boulds	42	Chief Financial Officer

Patrick Peach	49	Director

Robert Searcy	49	Director

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

Rachel Boulds.  On January 27, 2012, Rachel Boulds was appointed as Chief Financial Officer.  From August 2009 to the present, Ms. Boulds has been engaged in her sole accounting practice, preparing full disclosure financial statements for public companies to comply with GAAP and SEC requirements.  From August 2004 through July 2009, she was employed as an Audit Senior for HJ& Associates, LLC, where she performed audits and reviews for public and private companies, prepared financial statements to comply with GAAP and SEC requirements, performed analytical procedures and substantive testing for all financial statement accounts, researched, resolved and communicated technical accounting issues, and formulated management recommendations for process and internal control improvements.    From 2003 through 2004, Ms. Boulds was employed as an Audit Senior for Mohler, Nixon and Williams, planning and performing audits, reviews and compilations, preparing form 550 for filing with the Dept. of Labor, reviewing policies and operating procedures of a company’s benefit plan to recommend improvement of operations and insure compliance with the Department of Labor’s rules and regulations, prepared financial statements to comply with reporting and disclosure requirements under ERISA,  performed analytical procedures and substantive testing for all financial statement accounts, researched, resolved and communicated technical accounting issues, formulated management recommendations for process and internal control improvements, worked closely with third party administrators to coordinate the receipt of necessary information in order to perform audits in a timely manner and meet filing deadlines, and supervised and trained new staff.  From September 2001 through July 2003, Ms. Boulds worked as an ABAS Associate for PriceWaterhouseCoopers, providing auditing services to public and private companies, performing analysis and substantive testing on balance sheets and income and expense statement components, reviewed client’s revenue recognition policies to see that they were in compliance with relevant accounting standards, reviewed and documented clients’ internal control policies and procedures and made recommendations for improvements, supervised and coached new associates, assisted in preparing full disclosure financial statements, provided clients with adjusting journal entries and recommendations to improve procedures, and worked with clients to maximize engagement efficiency and meet reporting deadlines.  From April 2000 through February 2001, she was employed as an e Commerce Accountant for the Walt Disney Group’s GO.com.  Ms. Boulds holds a B.S. in Accounting from San Jose University, 2001 and is licensed as a CPA in the state of Utah.

Patrick Peach.  Patrick Peach has been a director of the company since April 21, 2008.  He is the current head of our HollywoodIndy subsidiary as of March 13, 2012.  Mr. Peach started his entertainment career as a literary agent, and produced his first film at the age of 23.  As an independent producer, his credits include, Prey of the Chameleon, A Showtime world premiere in 1992, The Chinatown Connection, Big Bad John, Bitter Harvest, and the Glass Shield.  Through his own production company, Peach produced When the Bough Breaks (1993), Mother (1994) and Galaxis.  From 1994 through 1995, Peach served as Supervising Producer for Film Finances, Inc. on the completion of eight visual effects intensive features by Full Moon Entertainment, including Josh Kirby: Time Warrior, Pre Hysteria II, and The Wee Folk I & II.    In 1995, he produced Maximum Surge, an interactive game and movie for Digital Pictures.  In 1996 he produced Sticks and Stones for Hallmark Entertainment, co-produced, DNA, an HBO World Premiere, and was Supervising Producer on Bombshell, a Sci-Fi Channel World Premiere.  He also produced Suicide Kings (1998) for Artisan Entertainment.  Since 1998, Peach has produced P.U.N.K.S., a Disney Original Picture, and worked on several films for Miramax, Lions Gate, and Dimension Films.  In 2000, he co-produced Highlander: Endgame, and worked for Miramax on Equilibrium and Imposter.  In 2001, as a result of his work on Project Greenlight, Peach produced Stolen Summer, released by Miramax in 2002.  Since then, he has co-produced the Theme Park Attraction, StarTrek Voyager: Borg Encounter, Outin Riley (2004), Icon (2004), Canes, and has worked on Cookers (2005), the Guardian (2006), and Nanking.  Peach also produces commercials for clients Renault, Volkswagen, Nickelodeon and Comedy Central.  He has studied entertainment law, film production; screenwriting, distribution, marketing and finance at UCLQ, USC, AFI and Writer’s Boot Camp.

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

Audit Committee

The Company has a standing audit committee, established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, consisting of our CFO Rachel Boulds, director Patrick Peach and independent director Robert Searcy.  No member of the audit committee may accept directly or indirectly any consulting, advisory, or other compensatory fee from the company or any subsidiary, not including fixed amounts of compensation under a retirement plan for prior service, and may not be an “interested person” as defined in section 2(a)(19) of the Investment Company Act of 1940.

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

On November 29, 2007, 1,000,000 shares of common stock were issued to Kenneth Eade, in exchange for preferred stock of Imperia Entertainment, Inc., pursuant to Section 4(2) of the Securities Act of 1933.

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

On March 31, 2011 the Company’s Board of Directors authorized the issuance of 750,000 shares each to Jeff Ritchie, the Company’s CEO and Kenneth Eade the Company’s former CFO for compensation for services rendered in 2010, and an additional 200,000 shares to Kenneth Eade for legal services rendered, for total consideration of $646,000, based on the value of the common stock on the date of authorization. As of September 30, 2011 these shares had not yet been issued and therefore have been recorded as a stock payable.

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

The Company’s Audit Committee consists of our CFO Rachel Boulds, director Patrick Peach and independent director Robert Searcy.  The Audit Committee verified the following with respect to our independent accountants:

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

On September 30, 2009 the Company’s Board of Directors authorized the issuance of, 200,000 shares and 500,000 shares to Kenneth Eade, a former Officer and Director for compensation for two years’ services rendered, 500,000 for two years’ legal services rendered, and 10,000,000 shares in exchange for business opportunities assigned to the company, pursuant to Section 4(2) of the Securities Act of 1933. Due to the volatility of the market and the limited trading of the Company’s stock, shares were valued at $0.10 by the Board of Directors.

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

On March 31, 2011 the Company’s Board of Directors authorized the issuance of 750,000 shares each to Jeff Ritchie, the Company’s CEO and Kenneth Eade the Company’s former CFO for compensation for services rendered in 2010, and an additional 200,000 shares to Kenneth Eade for legal services rendered, for total consideration of $646,000, based on the value of the common stock on the date of authorization. As of September 30, 2011 these shares had not yet been issued and therefore have been recorded as a stock payable.

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

Date: June 6, 2012	INDEPENDENT FILM DEVELOPMENT CORP (REGISTRANT) By: Jeff Ritchie /s/ Jeff Ritchie Jeff Ritchie CEO Principal Executive Officer) and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 6, 2012	By: /s/ Jeff Ritchie Jeff Ritchie, CEO (Principal Executive Officer) and Director

Dated: June 6, 2012	By: /s/ Rachel Boulds Rachel Boulds, CFO (Principal Accounting and Financial Officer)