Form 10-Q
period 2012-06-30
Independent Film Development CORP
filed 2012-08-17
CIK 1425883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                          to

INDEPENDENT FILM DEVELOPMENT CORPORATION

(Name of small business issuer specified in its charter)

Nevada	56-2676759
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

9107 Wilshire Blvd., Suite 450 Beverly Hills, California	90210
(Address of principal executive offices)	(Zip Code)
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

As of August 14, 2012, the issuer had 26,120,991 shares of common stock outstanding.

Transitional Small Business Disclosure Format:    Yes    ☐      No   ☒

Independent Film Development Corporation

(a Development Stage Company)

FORM 10-Q

For the Quarterly Period Ended June 30, 2012

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Independent Film Development Corporation
(a Development Stage Company)
Balance Sheets

	June 30, 2012	September 30, 2011
	(Unaudited)	(Restated)
ASSETS

Cash	$-	$5,222
Accounts receivable	2,270	-
Other receivable	1,000	-
Total Current Assets	3,270	5,222

Other Assets
Website properties, net of accumulated amortization	818,521	350,000
Total Assets	$821,791	$355,222
LIABILITIES AND STOCKHOLERS' EQUITY (DEFICIT)

Current Liabilities
Cash overdraft	$11	$-
Accounts payable	16,590	18,228
Accounts payable, related party	20,270	25,270
Accrued expenses	48,817	8,824
Accrued officer compensation	295,401	218,450
Advances from officers	2,960	7,837
Due to a related party	440	790
Derivative liability	410,702	116,504
Convertible debentures (net of discount of $256,281 and $55,998, respectively) (see Note 5)	749,769	309,002
Total Liabilities	1,544,960	704,905

Stockholders' Equity (Deficit)
Preferred Stock, $.0001 par value, 15,000,0000 shares authorized, none issued and outstanding	-	-
Common stock , $.0001 par value, 485,000,000
shares authorized, 26,120,991 and 24,120,991 issued and outstanding, respectively	2,612	2,412
Additional paid in capital	3,134,638	2,826,660
Common stock subscribed	709,500	779,000
Deficit accumulated during development stage	(4,569,919)	(3,957,755)
Total Stockholders' Equity (Deficit)	(723,169)	(349,683)
Total Liabilities and Stockholders' Equity (Deficit)	$821,791	$355,222

The accompanying notes are an integral part of these financial statements.

Independent Film Development Corporation (a Development Stage Company) Statements of Operations (Unaudited)
	For the Nine Months Ended		For the Three Months Ended		September 14, 2007
	June 30,		June 30,		(inception) through
	2012	2011	2012	2011	June 30, 2012

Revenue	$3,770	$-	$3,770	$-	$3,770
Cost of revenue	-	-	-	-	-
Gross revenue	$3,770	$-	$3,770	$-	$3,770

Operating Expenses:
Officer compensation	191,251	884,500	40,275	213,000	1,013,751
Professional fees	138,754	91,450	90,118	2,050	574,011
Director fees	-	38,000	-	-	38,000
Bad debt expense for stock subscription receivable	-	-	-	-	70,365
General and administrative	53,244	26,189	43,746	23,310	2,575,547
Total operating expenses	383,249	1,040,139	174,139	238,360	4,271,674
Loss from operations	(379,479)	(1,040,139)	(170,369)	(238,360)	(4,267,904)

Other income and (expense):
Interest expense	(113,992)	-	(53,135)	-	(132,332)
Gain (loss) on derivative liability	(118,693)	-	(62,097)	-	(169,683)
Total other expense	(232,685)	-	(115,242)	-	(302,015)

Net loss	$(612,164)	$(1,040,139)	$(285,611)	$(238,360)	$(4,569,919)

Loss per share
Basic and diluted	$(0.02)	$(0.04)	$(0.01)	$(0.01)

Weighted average shares
outstanding basic and diluted	24,591,064	23,128,319	25,417,694	23,413,068

The accompanying notes are an integral part of these financial statements.

Independent Film Development Corporation
(a Development Stage Company)
Statement of Stockholders’ Equity (Deficit)

	Number of Shares Outstanding	Common Stock at Par Value	Paid in Capital	Deficit Accumulated During Development	Common Stock Subscribed	Stock Subscription Receivable	Total

Beginning balance	-	$-	$-	$-	$-	$-	$-
Stock issued for cash	125	-	500	-	-	-	500
Balance at September 30, 2007	125	-	500	-	-	-	500
Stock issued for cash	18,492	2	35,940	-	-	-	35,942
Net loss for the year ended September 30, 2008	-	-	-	(33,413)	-	-	(33,413)
Balance at September 30, 2008	18,617	2	36,440	(33,413)	-	-	3,029
Stock issued for cash	34,803	3	109,997	-	-	(85,000)	25,000
Stock issued for compensation	22,300,000	2,230	2,227,770	-	-	-	2,230,000
Net loss for year ended September 30, 2009	-	-	-	(2,258,311)	-	-	(2,258,311)
Balance at September 30, 2009	22,353,420	2,235	2,374,207	(2,291,724)	-	(85,000)	(282)
Stock issued for cash	626,571	63	197,032	-	-	-	197,095
Stock issued for compensation	4,000	-	2,000	-	-	-	2,000
Stock subscription receivable	-	-	-	-	-	22,660	22,660
Net loss for year ended September 30, 2010	-	-	-	(217,881)	-	-	(217,881)
Balance at September 30, 2010	22,983,991	2,298	2,573,239	(2,509,605)	-	(62,340)	3,592
Stock for other services	556,000	56	211,224	-	171,000	-	382,280
Stock for officer compensation	-	-	-	-	570,000	-	570,000

	Number of Shares Outstanding	Common Stock at Par Value	Paid in Capital	Deficit Accumulated During Development	Common Stock Subscribed	Stock Subscription Receivable	Total
Stock for Director fees	-	-	-	-	38,000	-	38,000
Stock issued for cash	575,000	57	39,918	-	-	(8,025)	31,950
Common stock issued for lock up agreement	6,000	1	2,279	-	-	-	2,280
Write off of stock subscription receivable	-	-	-	-	-	70,365	70,365
Net loss for the year ended September 30, 2011	-	-	-	(1,448,150)	-	-	(1,448,150)
Balance at September 30, 2011	24,120,991	2,412	2,826,660	(3,957,755)	779,000	-	(349,683)
Write off of stock payable (unaudited)	-	-	95,000	-	(95,000)		-
Stock for officer compensation (unaudited)	-	-	-	-	25,500	-	25,500
Settlement of derivative liability (unaudited)	-	-	61,188	-	-	-	61,188
Stock issued in conversion of note payable (unaudited)	2,000,000	200	138,290	-	-	-	138,490
Contributed capital (unaudited)	-	-	13,500	-	-	-	13,500
Net loss for the period ended June 30, 2012 (unaudited)	-	-	-	(612,164)	-	-	(612,164)
Balance at June 30, 2012 (unaudited)	26,120,991	$2,612	$3,134,638	$(4,569,919)	$709,500	$-	$(723,169)

The accompanying notes are an integral part of these financial statements.

Independent Film Development Corporation
(a Development Stage Company)
Statements of Cash Flows
(Unaudited)
	For the Nine Months Ended		September 14, 2007
	June 30,		(inception) through
	2012	2011	June 30, 2012
Cash flows from operating activities:
Net loss	$(612,164)	$(1,040,139)	$(4,569,919)
Adjustments to reconcile net loss to total cash used in operations:
Common stock for compensation	25,500	570,000	2,827,500
Common stock for other services	-	384,560	384,560
Common stock for Director's fees	-	38,000	38,000
Amortization expense	31,479	-	31,479
(Gain) loss on derivative liability	118,693	-	169,683
Bad debt expense for stock subscription receivable	-	-	70,365
Debt discount amortization	74,900	-	84,416
Change in assets and liabilities:
(Increase) in accounts receivable	(2,270)	-	(2,270)
(Increase) in other receivable	(1,000)	-	(1,000)
Increase (decrease) in accounts payable	(1,639)	8,850	16,589
Increase in accounts payable, related party	(5,000)	-	20,270
Increase in accrued expenses	39,993	-	48,817
Increase in accrued compensation	76,952	-	295,402
Net cash used in operating activities	(254,556)	(38,729)	(586,108)

Cash flows from investing activities	-	-	-

Cash flows from financing activities:
Cash overdraft	11	-	11
Proceeds/payments on loan, related party	(350)	500	440
Proceeds from debentures	241,050	-	256,050
Proceeds from subscriptions receivable	-	-	22,660
Contributed capital	13,500	-	13,500
Advances from officers	125	7,426	7,962
Payments to officers	(5,002)	-	(5,002)
Proceeds from the sale of common stock	-	26,950	290,487
Net cash provided by financing activities	249,334	34,873	586,108
Net increase (decrease) in cash	(5,222)	(3,856)	-
Cash at beginning of period	5,222	3,882	-
Cash at end of period	$-	$26	$-
Cash paid for:
Interest	$-	$-	$-
Taxes	$-	$-	$-
Supplemental disclosure of non cash activities
Website property acquired with convertible debenture	$500,000	$-	$850,000
Common stock issued for conversion of debt	$100,000	$-	$100,000
Settlement of derivative liability	$99,678	$-	$99,678
Debt discount on convertible notes payable	$275,183	$-	$275,183
Forgiveness of stock payable	$95,000	$-	$95,000

The accompanying notes are an integral part of these financial statements.

Independent Film Development Corporation

(A Development Stage Company)

Notes to Financial Statements

June 30, 2012

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

The unaudited interim financial statements should be read in conjunction with the Company’s annual report on Form 10-K, as amended, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the fiscal year ended September 30, 2011.  The interim results for the nine months ended June 30, 2012 are not necessarily indicative of the results for the full fiscal year.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents as of June 30, 2012 and September 30, 2011.

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

The following table presents assets and liabilities that are measured and recognized at fair value as of September 30, 2011 and June 30, 2012 on a recurring basis:

September 30, 2011

Description	Level 1	Level 2	Level 3	Total Gains and (Losses)
Derivative	-	-	(116,504)	(50,990)
Total	$-	$-	$(116,504)	$(50,990)

June 30, 2012

Description	Level 1	Level 2	Level 3	Total Gains and (Losses)
Derivative	-	-	(410,702)	(118,693)
Total	$-	$-	$(410,702)	$(118,693)

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

Net deferred tax assets consist of the following components as of:

	June 30, 2012	September 30, 2011
NOL	$(612,164)	$(277,605)
Net Loss	(598,664)	(1,448,150)
Bad debt expense	-	70,365
Loss on derivative liability	118,693	50,990
Debt discount amortization	74,900	9,516
Common stock for Director's fees	-	38,000
Amortization expense	31,479	-
Common stock for other services	-	384,560
Common stock for compensation	25,500	570,000
NOL at end of period	$(960,256)	$(602,234)
Effective Rate	0.34	0.34
Deferred Tax Asset	(326,487)	(204,790)
Valuation	326,487	204,790
Deferred Tax Asset	$-	$-

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

The FASB’s interpretation had no material impact on the Company’s financial statements for the period ended June 30, 2012. As of June 30, 2012, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $960,000 that may be offset against future taxable income through 2027. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

Derivative Liabilities

The Company records the fair value of  its derivative financial instruments in accordance with ASC815, Derivatives and Hedging . The fair value of the derivatives was calculated using a multi-nominal lattice model performed by an independent qualified business valuator. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations.

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

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collection is reasonably assured. The Company currently generates revenue from two sources. The first is through its website property IndieBackers.com, from which the Company receives a percentage of the funds raised for film projects featured on its site. IndieBackers.com is administered and maintained by ibacking Corp. who which the Company has a convertible debenture (Note 5). The second is fees earned from services provided in the capacity of producer and/or sales agent. The company’s primary focus will be to act as a sales agent for independent film producers by providing the sales and marketing services for films.

Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. At June 30, 2012 and September 30, 2011, the Company had no outstanding options or warrants.

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

NOTE 4: WEBSITE PROPERTIES

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

During the third quarter of fiscal year 2012 the Company hired a third party to develop Indiebackers.com (IndieBacker). The website is a donation based crowdfunding platform for Indie producers. This platform allows the producer to embark on a project while at the same time obtaining the much needed development money for such a project. IndieBacker is a crowdfunding solution for early stage projects allowing filmmakers to list their new projects on the site for budgets anywhere from $1,000 to $500,000. IndieBacker uses a donation base platform allowing producers to generate a following while raising capital. The revenue model is gross margin of approximately 6% of funds raised for all completed projects. Additional plans call for the brand to also incorporate an equity based platform once crowdfunding laws are fully passed in early 2013.  The initial cost of the website of $500,000 has been capitalized due to the future economic benefits it will bring to the company. The cost will be amortized over five years beginning May 29, 2012, the date the website was launched to the public. On May 29, 2012 the company executed a convertible debenture for $500,000 (Note 5) as payment for the development of the website.

NOTE 5: CONVERTIBLE DEBENTURE

On July 1, 2011, the Company entered into an exchange agreement with Junior Capital Inc. (“Junior”), pursuant to which Junior exchanged a $350,000 promissory note for a $350,000 convertible debenture (the “Junior Debenture”). The Junior Debenture accrues interest of 10% and matures on July 1, 2012. Junior has the right to convert all or a portion of the principal into shares of common stock at a conversion price equal to fifty percent (50%) of the average of the closing bid price of common stock during the five trading days immediately preceding the conversion date, or fifty percent (50%) of the closing bid price of the common stock on the date of issuance, or $0.05 per share of common stock on the date of conversion as quoted by Bloomberg, LP. Pursuant to the terms of this debenture, the holder shall not be entitled to convert a number of shares that would exceed 4.99% of the outstanding shares of the Company’s common stock. As of June 30, 2012, $100,000 of the $350,000 debenture was converted into 2,000,000 shares of common stock.

On October 25, 2011 the Company issued a convertible debenture/note payable to Junior Capital, Inc. for $20,000; $15,000 of this amount was advanced to the Company prior to signing the debenture and prior to the year ended September 30, 2011. The remaining $5,000 was received in October 2011.  The Debenture accrues interest of 10% beginning on October 25, 2011 and matures on October 25, 2012. Junior has the right to convert all or a portion of the principal into shares of common stock at a conversion price equal to fifty percent (50%) of the average of the closing bid price of common stock during the five trading days immediately preceding the conversion date, or fifty percent (50%) of the closing bid price of the common stock on the date of issuance as quoted by Bloomberg, LP. Pursuant to the terms of this debenture, the holder shall not be entitled to convert a number of shares that would exceed 4.99% of the outstanding shares of the Company’s common stock. As of June 30, 2012 $20,000 of the principal face value of the Junior Debenture remains outstanding.

On October 28, 2011, the Company entered into an exchange agreement with Editor Newswire Inc. (“Editor”), pursuant to which Editor exchanged a $20,000 promissory note for a $20,000 convertible debenture (the “Editor Debenture”). The Editor Debenture accrues interest of 10% and matures on October 28, 2012. Editor has the right to convert all or a portion of the principal into shares of common stock at a conversion price equal to fifty percent (50%) of the average of the closing bid price of common stock during the five trading days immediately preceding the conversion date, or fifty percent (50%) of the closing bid price of the common stock on the date of issuance as quoted by Bloomberg, LP. Pursuant to the terms of this debenture, the holder shall not be entitled to convert a number of shares that would exceed 4.99% of the outstanding shares of the Company’s common stock. As of June 30, 2012 $20,000 of the principal face value of the Debenture remains outstanding.

On November 18, 2011, the Company entered into an exchange agreement with Editor Newswire Inc. (“Editor”), pursuant to which Editor exchanged a $25,000 promissory note dated November 18, 2011 for a $25,000 convertible debenture (the “Editor Debenture”). The Editor Debenture accrues interest of 10% and matures on November 18, 2012. Editor has the right to convert all or a portion of the principal into shares of common stock at a conversion price equal to fifty percent (50%) of the average of the closing bid price of common stock during the five trading days immediately preceding the conversion date, or fifty percent (50%) of the closing bid price of the Common Stock on the date of issuance as quoted by Bloomberg, LP. Pursuant to the terms of this debenture, the holder shall not be entitled to convert a number of shares that would exceed 4.99% of the outstanding shares of the Company’s common stock. As of June 30, $25,000 of the principal face value of the Debenture remains outstanding.

On January 11, 2012, the Company entered into a $33,000 convertible debenture with Junior Capital Inc. (“Junior”). The Junior Debenture accrues interest of 10% and matures on January 11, 2013. Junior has the right to convert all or a portion of the principal into shares of common stock at a conversion price equal to fifty percent (50%) of the average of the closing bid price of common stock during the five trading days immediately preceding the conversion date, or fifty percent (50%) of the closing bid price of the Common Stock on the date of issuance as quoted by Bloomberg, LP. Pursuant to the terms of this debenture, the holder shall not be entitled to convert a number of shares that would exceed 4.99% of the outstanding shares of the Company’s common stock. As of June 30, 2012 $33,000 of the principal face value of the Debenture remains outstanding.

On March 15, 2012, the Company entered into a $40,000 convertible debenture with Junior Capital Inc. (“Junior”). The Junior Debenture accrues interest of 12% and matures on March 15, 2013. Junior has the right to convert all or a portion of the principal into shares of common stock at a conversion price equal to fifty percent (50%) of the average of the closing bid price of common stock during the five trading days immediately preceding the conversion date, or fifty percent (50%) of the closing bid price of the Common Stock on the date of issuance as quoted by Bloomberg, LP. Pursuant to the terms of this debenture, the holder shall not be entitled to convert a number of shares that would exceed 4.99% of the outstanding shares of the Company’s common stock.  As of June 30, 2012 $40,000 of the principal face value of the Debenture remains outstanding.

On April 9, 2012, the Company entered into a $100,000 convertible debenture with Neil Linder. The debenture accrues interest of 12% and matures on April 9, 2013. Mr. Linder has the right to convert all or a portion of the principal into shares of common stock at a conversion price equal to the lesser of fifty percent (50%) of the average of the closing bid price of common stock during the five trading days immediately preceding the conversion date, or fifty percent (50%) of the closing bid price of the Common Stock on the date of issuance as quoted by Bloomberg, LP. Pursuant to the terms of this debenture, the holder shall not be entitled to convert a number of shares that would exceed 4.99% of the outstanding shares of the Company’s common stock.  As of June 30, 2012 $100,000 of the principal face value of the Debenture remains outstanding.

On May 29, 2012, the Company entered into a $500,000 convertible debenture with iBacking Corp. The iBacking Debenture accrues interest of 12% and matures on May 29, 2013. iBacking has the right to convert all or a portion of the principal into shares of common stock at a conversion price equal to the lesser of fifty percent (50%) of the lowest closing bid price of common stock during the ten trading days immediately preceding the conversion date, or fifty percent (50%) of the closing bid price of the Common Stock on the date of issuance as quoted by Bloomberg, LP. Pursuant to the terms of this debenture, the holder shall not be entitled to convert a number of shares that would exceed 4.99% of the outstanding shares of the Company’s common stock.  As of June 30, 2012 $500,000 of the principal face value of the Debenture remains outstanding.

On June 5, 2012, the Company entered into an $18,000 convertible debenture with Junior Capital Inc. (“Junior”). The Junior Debenture accrues interest of 12% and matures on June 5, 2013. Junior has the right to convert all or a portion of the principal into shares of common stock at a conversion price equal to fifty percent (50%) of the average of the closing bid price of common stock during the five trading days immediately preceding the conversion date, or fifty percent (50%) of the closing bid price of the Common Stock on the date of issuance as quoted by Bloomberg, LP. Pursuant to the terms of this debenture, the holder shall not be entitled to convert a number of shares that would exceed 4.99% of the outstanding shares of the Company’s common stock.  As of June 30, 2012 $18,000 of the principal face value of the Debenture remains outstanding.

The following inputs and assumptions were used to value the secured convertible notes issued in the year ended September 30, 2011 and June 30, 2012:

•

The convertible promissory notes have a conversion price of the lesser of 50% of the average of the lowest closing bid stock prices (lowest closing bid price for the 5/29/12 note) over the last 5-10 days or 50% of the closing bid price at issuance (or $0.05 for the 7/1/11 note) and contains no dilutive reset feature.

•

The stock price would fluctuate with an annual volatility.  The projected volatility curve was based on historical volatilities of the 18 comparable companies in the entertainment industry.

•

The Holder would redeem based on availability of alternative financing, increasing 1.0% monthly to a maximum of 10%

•

The Holder would automatically convert the note at maturity if the registration was effective and the company was not in default.

A summary of the activity of the derivative liability is shown below:

Balance at September 30, 2010	$-
Increase in derivative due to new issuances	65,514
Derivative loss due to new issuances	19,602
Derivative loss due to mark to market adjustment	31,388
Balance at September 30, 2011	116,504
Increase in derivative due to new issuances	275,183
Derivative loss due to new issuances	85,169
Decrease in derivative due to settlement of debt	(99,678)
Derivative loss due to mark to market adjustment	33,524
Balance at June 30, 2012	$410,702

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

On March 31, 2011 the Company’s Board of Directors authorized the issuance of 100,000 common shares for Director’s fees totaling $38,000, based on the value of the common stock on the date of authorization. As of June 30, 2012 these shares had not yet been issued and therefore have been recorded as a stock payable.

On March 31, 2011 the Company’s Board of Directors authorized the issuance of 750,000 shares each to Jeff Ritchie, the Company’s CEO and Kenneth Eade the Company’s former CFO, for compensation for services rendered in 2010, and an additional 200,000 shares to Kenneth Eade for legal services rendered, for total consideration of $646,000, based on the value of the common stock on the date of authorization. As of June 30, 2012 these shares had not yet been issued and therefore have been recorded as a stock payable.

During the three month period ended March 31, 2011, the Company authorized the issuance of 250,000 common shares for services valued at $95,000, based on the value of the common stock on the date of authorization. These shares were never issued and the Company’s original agreement with the service provider was modified. As such the Company is no longer obligated to issue the 250,000 shares and has written the $95,000 payable off to additional paid in capital, given that at the time the stock was authorized to be issued the service provider was a Director of the Company.

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

On March 28, 2012, the Company authorized the issuance of 450,000 common shares in conversion of $22,500 of the Junior Capital debenture dated July 1, 2011. The shares were issued at $0.05 pursuant to the conversion terms of the debenture

On February 7, 2012, the Company authorized the issuance of 50,000 common shares to Rachel Boulds, the Company’s CFO, for compensation of services. The shares were issued at $0.51 based on the value of the common stock on the date of authorization. As of June 30, 2012 the shares had not yet been issued and as such have been booked as a stock payable.

On April 20, 2012, the Company authorized the issuance of 450,000 common shares in conversion of $22,500 of the Junior Capital debenture dated July 1, 2011. The shares were issued at $0.05 pursuant to the conversion terms of the debenture

On June 13, 2012, the Company authorized the issuance of 250,000 common shares in conversion of $12,500 of the Junior Capital debenture dated July 1, 2011. The shares were issued at $0.05 pursuant to the conversion terms of the debenture

On June 28, 2012, the Company authorized the issuance of 400,000 common shares in conversion of $20,000 of the Junior Capital debenture dated July 1, 2011. The shares were issued at $0.05 pursuant to the conversion terms of the debenture

NOTE 7: RELATED PARTY TRANSACTION

During the three month period ended March 31, 2011, the Company authorized the issuance of 250,000 common shares for services valued at $95,000, based on the value of the common stock on the date of authorization. These shares were never issued and the Company’s original agreement with the service provider was modified. As such the Company is no longer obligated to issue the 250,000 shares and has written the $95,000 payable off to additional paid in capital, given that at the time the stock was authorized to be issued the service provider was a Director of the Company.

As of June 30, 2012, the Company owed its officers a total of $2,960. The money was loaned to the company to cover certain operating expenses. In addition, a relative of one of the Company’s officers is owed $150 and a shareholder is owed $290, for funds advanced to cover certain expenses. Amounts are due on demand and have no stated rate of interest.

On February 7, 2012, the Company authorized the issuance of 50,000 common shares to Rachel Boulds, the Company’s CFO for compensation of services. The shares were issued at $0.51 based on the value of the common stock on the date of authorization. As of June 30, 2012 the shares had not yet been issued and as such have been booked as a stock payable.

NOTE 8: FINANICIAL STATEMENT RESTATEMENT

As a result of the Company engaging a third party to perform a valuation analysis of its derivative instruments in the second quarter it became necessary to restate the financial statements for the year ended September 30, 2011. The results of that restatement are as follows.

1)

Increase of $2 due to rounding/balancing of financials.

2)

All changes are a result of the independent valuation analysis of the Company’s derivative instruments.

3)

It was subsequently determined that this receivable was deemed uncollectable as of September 30, 2011.

4)

Change due to restatement of the Year Ended September 30, 2011.

	September 30, 2011
	As Reported	Adjustment		As Restated
Cash	$5,222	$-		$5,222
Website property, net of accumulated amortization	350,000	-		350,000
Total Assets	$355,222	$-		$355,222

Current Liabilities
Accounts payable	$20,228	$-		$20,228
Accounts payable, related party	23,270	-		23,270
Accrued expenses	8,822	2	1	8,824
Accrued officer compensation	218,450	-		218,450
Advances from officers	7,837	-		7,837
Due to a related party	790	-		790
Derivative liability	-	116,504	2	116,504
Convertible debentures , net of discount	88,225	220,777	2	309,002
Total Liabilities	367,622	337,283		704,905

Stockholders' Equity (Deficit)

Common stock , $.0001 par value, 485,000,000 shares authorized, 24,570,991 and 24,120,991 issued and outstanding, respectively	2,412	-		2,412
Additional paid in capital	3,191,660	(365,000)	2	2,826,660
Common stock subscribed	779,000	-		779,000
Stock subscription receivable	(70,365)	70,365	3	-

Deficit accumulated during development stage	(3,915,107)	(42,648)	4	(3,957,755)
Total Stockholders' Equity (Deficit)	(12,400)	(337,283)		(349,683)
Total Liabilities and Stockholders' Equity (Deficit)	$355,222	$-		$355,222

	For the Year Ended September 30, 2011
	As Reported	Adjustment		As Restated
Investment income	$-	$-		$-

Total income	-	-		-

Expenses
Officer compensation	810,100	-		810,100
Professional fees	429,657	-		429,657
Director fees	38,000	-		38,000
Bad debt expense	-	70,365	3	70,365
General and administrative	30,698	-		30,698
Total operating expenses	1,308,455	70,365		1,378,820
Net loss from operations	$(1,308,455)	$(70,365)		$(1,378,820)

Other income and (expense)
Gain on derivative liability	-	(50,990)	2	(50,990)
Interest expense	(97,047)	78,707	2	(18,340)
Total other expense	(97,047)	27,717		(69,330)
Net loss	$(1,405,502)	$(42,648)	4	$(1,448,150)

Loss per share
Basic and diluted	$(0.06)	$-		$(0.06)

Weighted average shares outstanding basic and diluted	23,344,668	-		23,344,668

	December 31, 2011
	As Reported	Adjustment		As Restated
Cash	$-	$-		$-
Website property, net of accumulated amortization	350,000	-		350,000
Total Assets	$350,000	$-		$350,000

Current Liabilities
Cash overdraft	$2	$-		2
Accounts payable	15,080	-		15,080
Accounts payable, related party	23,270	-		23,270
Accrued expenses	23,156	123		23,279
Accrued officer compensation	260,045	-		260,045
Advances from officers	7,922	-		7,922
Due to a related party	790	-		790
Derivative liability	-	123,895	2	123,895
Convertible debentures , net of discount	187,762	137,014	2	324,776
Total Liabilities	518,027	261,032		779,059

Stockholders' Equity (Deficit)

Common stock , $.0001 par value, 485,000,000 shares authorized, 24,570,991 and 24,120,991 issued and outstanding, respectively	2,412	-		2,412
Additional paid in capital	3,249,660	(365,000)		2,884,660
Common stock subscribed	779,000	-		779,000
Deficit accumulated during development stage	(4,199,099)	103,968		(4,095,131)
Total Stockholders' Equity (Deficit)	(168,027)	(261,032)		(429,059)
Total Liabilities and Stockholders' Equity (Deficit)	$350,000	$-		$350,000

	For the Three Months Ended December 31, 2011
	As Reported	Adjustment			As Restated
Investment income	$-	$-		$

Total income	-	-

Expenses
Officer compensation	75,000	-			75,000
Professional fees	26,825	-			26,825
Bad debt expense	70,365	(70,365)	3		-
General and administrative	2,431	-			2,431
Total operating expenses	174,621	70,365			104,256
Net loss from operations	$(174,621)	$70,365			$(104,256)

Other income and (expense)
Loss on derivative liability	-	(7,391)	2		(7,391)
Interest expense	(109,371)	83,642	2		(25,729)
Total other expense	(109,371)	76,251			(33,120)
Net loss	$(283,992)	$146,616			(137,376)

NOTE 9: GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has generated minimal revenue during the period September 14, 2007 (inception) through June 30, 2012, has an accumulated deficit of $4,569,919 and has funded its operations primarily through the issuance of debt and equity. This matter raises substantial doubt about the Company's ability to continue as a going concern.

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

Subsequent to the quarter ended June 30, 2012, the Company authorized the issuance of 2,015,385 common shares in conversion of $65,500 of the Junior Capital debentures. The shares were issued at $0.0325, which was equal to fifty percent (50%) of the average of the closing bid price of common stock during the five trading days immediately preceding the conversion date.

On July 1, 2012, the Company’s $350,000 convertible debenture with Junior Capital Inc. was in default for nonpayment. As of the date of default the Company owed $250,000 plus accrued interest on the debenture.

On July 16, 2012, the Company entered into a Sales Agent Agreement with 3KG, LLC. The Company is to serve as Executive Producer and Sales Agent for the motion picture being made. The agreement has a term of fifteen years and includes a Producer fee, funds to cover expenses and commissions from gross proceeds of the film.

On July 16, 2012, the Company authorized the issuance of 5,000 common shares for services.

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

Indiebackers.com: During the third quarter of fiscal year 2012 the Company hired a third party to develop Indiebackers.com (IndieBacker). The website is a donation based crowdfunding platform for Indie producers. This platform allows the producer to embark on a project while at the same time obtaining the much needed development money for such a project. IndieBacker is a crowdfunding solution for early stage projects allowing filmmakers to list their new projects on the site for budgets anywhere from $1,000 to $500,000. IndieBacker uses a donation base platform allowing producers to generate a following while raising capital. The platform will allow tracked users to donate as little as $1 up to as much money as they would like to any given project. The model allows early stage projects the opportunity to raise the much needed seed capital in the form of donation based sales. IndieBacker solves many problems in getting an early stage project off the ground. Not only will it provide the necessary early capital but also gives an opportunity to negotiate from a position of strength if it can demonstrate a broad following with capital, talent and production services. Plans call for the brand to accept 2,500 projects by the end of 2013 with estimated budgets of $25,000. The revenue model is gross margin of approximately 6% of funds raised for all completed projects. Additional plans call for the brand to also incorporate an equity based platform once croudfunding laws are fully passed in early 2013. The initial cost of the website of $500,000 has been capitalized due to the future economic benefits it will bring to the company. The cost will be amortized over five years beginning May 29, 2012, the date the website was launched to the public. On May 29, 2012 the company executed a convertible debenture for $500,000 (Note 5) as payment for the development of the website.

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

Results of Operations – Three Months Ended June 30, 2012 as Compared to the Three Months Ended June 30, 2011

For the three months ended June 30, 2012 officer compensation was $40,275 as compared to $21,000 for the same period in the prior year. In the prior year the Company had no formal employment contracts in place. In the current period the Company now has employment agreements in place for its officers resulting in a more consistent expense going forward

For the three months ended June 30, 2012 professional fees increased $88,068 to $90,118 compared to $2,050 for the three months ended June 30, 2011. The increase is mainly attributed to expenses for public relations as the Company expands its efforts to market itself and its website properties.

Net loss increased by $47,251 to $285,611 from $238,360 for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011.  The increase can be largely attributed to an increase in interest expense.

Results of Operations – Nine Months Ended June 30, 2012 as Compared to the Nine Months Ended June 30, 2011

For the nine months ended June 30, 2012 officer compensation was $191,251 as compared to $884,500 for the same period in the prior year. In the prior year the Company had no formal employment contracts in place but did authorize the issuance of common shares, valued at $646,000, to its officers. In the current period the Company now has employment agreements in place for its officers resulting in a more consistent expense going forward. In addition to the regular compensation during the current period the Company authorized the issuance of shares for compensation valued at $25,500.

For the nine months ended June 30, 2012 professional fees increased $47,304 to $138,754 compared to $91,450 for the nine months ended June 30, 2011. Professional fees mainly consist of accounting, auditing and public relations. The increase is mainly attributed to expenses for public relations as the Company expands its efforts to market itself and its website properties.

Net loss decreased by $427,975 to $612,164 from $1,040,139 for the nine months ended June 30, 2012 as compared to the nine months ended June 30, 2011.  The decrease can be largely attributed to a decrease in the issuance of stock for services.

For the nine months ended June 30, 2012 the Company incurred $199,161 of interest expense compared to $0 for the nine months ended June 30, 2011. In addition, the Company also recorded a $33,524 loss on derivative liability.

 Cash Flow

During the nine months ended June 30, 2012, the Company used $254,556 of cash for operating activities and received net proceeds from financing activities of $249,334.

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

On March 28, 2012, the Company authorized the issuance of 450,000 common shares in conversion of $22,500 of the Junior Capital debenture dated July 1, 2011. The shares were issued at $0.05 pursuant to the conversion terms of the debenture. As of June 30, 2012 the shares had not yet been issued and as such have been booked as a stock payable. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933.

On February 7, 2012, the Company authorized the issuance of 50,000 common shares to Rachel Boulds, the Company’s CFO, for compensation of services. The shares were issued at $0.51 based on the value of the common stock on the date of authorization. As of June 30, 2012 the shares had not yet been issued and as such have been booked as a stock payable. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933.

On April 20, 2012, the Company authorized the issuance of 450,000 common shares in conversion of $22,500 of the Junior Capital debenture dated July 1, 2011. The shares were issued at $0.05 pursuant to the conversion terms of the debenture

On June 13, 2012, the Company authorized the issuance of 250,000 common shares in conversion of $12,500 of the Junior Capital debenture dated July 1, 2011. The shares were issued at $0.05 pursuant to the conversion terms of the debenture

On June 28, 2012, the Company authorized the issuance of 400,000 common shares in conversion of $20,000 of the Junior Capital debenture dated July 1, 2011. The shares were issued at $0.05 pursuant to the conversion terms of the debenture

All shares were issued in reliance upon Section 4(2) of the Securities Act of 1933. No underwriters were used in any of the above-referenced sales.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mining Safety Disclosures.

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
10.1	Convertible Debenture for $350,000 dated November 16, 2011 to Junior Capital, Inc.		10-K	9/30/2011	10.1	1/13/2012
10.2	Convertible Debenture for $20,000 dated October 25, 2011 to Junior Capital Inc.		10-K	9/30/2011	10.2	1/13/2012
10.3	Convertible Debenture for $20,000 dated October 28, 2011 to Editor Newswire Inc.		10-K	9/30/2011	10.3	1/13/2012
10.4	Convertible Debenture for $25,000 dated November 18, 2011 to Editor Newswire Inc.		10-K	9/30/2011	10.4	1/13/2012
10.5	Convertible Debenture for $33,000 dated January 11, 2012 to Junior Capital Inc.		10-Q	3/31/2012	10.5	5/18//2012
10.6	Convertible Debenture for $40,000 dated March 15, 2012 to Junior Capital Inc.		10-Q
10.7	Convertible Debenture for $18,000 dated June 5, 2012 to Junior Capital Inc.	X	10-Q
10.8	Convertible Debenture for $500,000 dated May 29, 2012 to iBacking Corp.	X	10-Q
10.9	Convertible Debenture for $100,000 dated April 9, 2012 Neil Linder	X	10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 17, 2012	INDEPENDENT FILM DEVELOPMENT CORPORATION BY: Jeff Ritchie /s/ Jeff Ritchie Jeff Ritchie Chief Executive Officer and Director By: Rachel Boulds /s/Rachel Boulds Rachel Boulds Chief Financial Officer