Form 10-Q/A
period 2012-06-30
Independent Film Development CORP
filed 2012-09-12
CIK 1425883

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

Explanatory Note

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 17, 2012 (the “Form 10-Q”), is solely to furnish Exhibits 101 to the Form 10-Q. Exhibits 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

2

Independent Film Development Corporation

(a Development Stage Company)

FORM 10-Q

For the Quarterly Period Ended June 30, 2012

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Independent Film Development Corporation
(a Development Stage Company)
Balance Sheets

	June 30, 2012	September 30, 2011
	(Unaudited)	(Restated)
ASSETS

Cash	$—	$5,222
Accounts receivable	2,270	—
Other receivable	1,000	—
Total Current Assets	3,270	5,222

Other Assets
Website properties, net of accumulated amortization	818,521	350,000
Total Assets	$821,791	$355,222
LIABILITIES AND STOCKHOLERS' EQUITY (DEFICIT)

Current Liabilities
Cash overdraft	$11	$—
Accounts payable	16,590	18,228
Accounts payable, related party	20,270	25,270
Accrued expenses	48,817	8,824
Accrued officer compensation	295,401	218,450
Advances from officers	2,960	7,837
Due to a related party	440	790
Derivative liability	410,702	116,504
Convertible debentures (net of discount of $256,281 and $55,998, respectively) (see Note 5)	749,769	309,002
Total Liabilities	1,544,960	704,905

Stockholders' Equity (Deficit)
Preferred Stock, $.0001 par value, 15,000,0000 shares authorized, none issued and outstanding	—	—
Common stock , $.0001 par value, 485,000,000
shares authorized, 26,120,991 and 24,120,991 issued and outstanding, respectively	2,612	2,412
Additional paid in capital	3,134,638	2,826,660
Common stock subscribed	709,500	779,000
Deficit accumulated during development stage	(4,569,919)	(3,957,755)
Total Stockholders' Equity (Deficit)	(723,169)	(349,683)
Total Liabilities and Stockholders' Equity (Deficit)	$821,791	$355,222

The accompanying notes are an integral part of these financial statements.

Independent Film Development Corporation (a Development Stage Company) Statements of Operations (Unaudited)
	For the Nine Months Ended		For the Three Months Ended		September 14, 2007
	June 30,		June 30,		(inception) through
	2012	2011	2012	2011	June 30, 2012

Revenue	$3,770	$—	$3,770	$—	$3,770
Cost of revenue	—	—	—	—	—
Gross revenue	$3,770	$—	$3,770	$—	$3,770

Operating Expenses:
Officer compensation	191,251	884,500	40,275	213,000	1,013,751
Professional fees	138,754	91,450	90,118	2,050	574,011
Director fees	—	38,000	—	—	38,000
Bad debt expense for stock subscription receivable	—	—	—	—	70,365
General and administrative	53,244	26,189	43,746	23,310	2,575,547
Total operating expenses	383,249	1,040,139	174,139	238,360	4,271,674
Loss from operations	(379,479)	(1,040,139)	(170,369)	(238,360)	(4,267,904)

Other income and (expense):
Interest expense	(113,992)	—	(53,135)	—	(132,332)
Gain (loss) on derivative liability	(118,693)	—	(62,097)	—	(169,683)
Total other expense	(232,685)	—	(115,242)	—	(302,015)

Net loss	$(612,164)	$(1,040,139)	$(285,611)	$(238,360)	$(4,569,919)

Loss per share
Basic and diluted	$(0.02)	$(0.04)	$(0.01)	$(0.01)

Weighted average shares
outstanding basic and diluted	24,591,064	23,128,319	25,417,694	23,413,068

The accompanying notes are an integral part of these financial statements.

Independent Film Development Corporation
(a Development Stage Company)
Statement of Stockholders’ Equity (Deficit)

	Number of Shares Outstanding	Common Stock at Par Value	Paid in Capital	Deficit Accumulated During Development	Common Stock Subscribed	Stock Subscription Receivable	Total

Beginning balance	—	$—	$—	$—	$—	$—	$—
Stock issued for cash	125	—	500	—	—	—	500
Balance at September 30, 2007	125	—	500	—	—	—	500
Stock issued for cash	18,492	2	35,940	—	—	—	35,942
Net loss for the year ended September 30, 2008	—	—	—	(33,413)	—	—	(33,413)
Balance at September 30, 2008	18,617	2	36,440	(33,413)	—	—	3,029
Stock issued for cash	34,803	3	109,997	—	—	(85,000)	25,000
Stock issued for compensation	22,300,000	2,230	2,227,770	—	—	—	2,230,000
Net loss for year ended September 30, 2009	—	—	—	(2,258,311)	—	—	(2,258,311)
Balance at September 30, 2009	22,353,420	2,235	2,374,207	(2,291,724)	—	(85,000)	(282)
Stock issued for cash	626,571	63	197,032	—	—	—	197,095
Stock issued for compensation	4,000	—	2,000	—	—	—	2,000
Stock subscription receivable	—	—	—	—	—	22,660	22,660
Net loss for year ended September 30, 2010	—	—	—	(217,881)	—	—	(217,881)
Balance at September 30, 2010	22,983,991	2,298	2,573,239	(2,509,605)	—	(62,340)	3,592
Stock for other services	556,000	56	211,224	—	171,000	—	382,280
Stock for officer compensation	—	—	—	—	570,000	—	570,000

Stock for Director fees	—	—	—	—	38,000	—	38,000
Stock issued for cash	575,000	57	39,918	—	—	(8,025)	31,950
Common stock issued for lock up agreement	6,000	1	2,279	—	—	—	2,280
Write off of stock subscription receivable	—	—	—	—	—	70,365	70,365
Net loss for the year ended September 30, 2011	—	—	—	(1,448,150)	—	—	(1,448,150)
Balance at September 30, 2011	24,120,991	2,412	2,826,660	(3,957,755)	779,000	—	(349,683)
Write off of stock payable (unaudited)	—	—	95,000	—	(95,000)		—
Stock for officer compensation (unaudited)	—	—	—	—	25,500	—	25,500
Settlement of derivative liability (unaudited)	—	—	61,188	—	—	—	61,188
Stock issued in conversion of note payable (unaudited)	2,000,000	200	138,290	—	—	—	138,490
Contributed capital (unaudited)	—	—	13,500	—	—	—	13,500
Net loss for the period ended June 30, 2012 (unaudited)	—	—	—	(612,164)	—	—	(612,164)
Balance at June 30, 2012 (unaudited)	26,120,991	$2,612	$3,134,638	$(4,569,919)	$709,500	$—	$(723,169)

The accompanying notes are an integral part of these financial statements.

Independent Film Development Corporation
(a Development Stage Company)
Statements of Cash Flows
(Unaudited)
	For the Nine Months Ended		September 14, 2007
	June 30,		(inception) through
	2012	2011	June 30, 2012
Cash flows from operating activities:
Net loss	$(612,164)	$(1,040,139)	$(4,569,919)
Adjustments to reconcile net loss to total cash used in operations:
Common stock for compensation	25,500	570,000	2,827,500
Common stock for other services	—	384,560	384,560
Common stock for Director's fees	—	38,000	38,000
Amortization expense	31,479	—	31,479
(Gain) loss on derivative liability	118,693	—	169,683
Bad debt expense for stock subscription receivable	—	—	70,365
Debt discount amortization	74,900	—	84,416
Change in assets and liabilities:
(Increase) in accounts receivable	(2,270)	—	(2,270)
(Increase) in other receivable	(1,000)	—	(1,000)
Increase (decrease) in accounts payable	(1,639)	8,850	16,589
Increase in accounts payable, related party	(5,000)	—	20,270
Increase in accrued expenses	39,993	—	48,817
Increase in accrued compensation	76,952	—	295,402
Net cash used in operating activities	(254,556)	(38,729)	(586,108)

Cash flows from investing activities	—	—	—

Cash flows from financing activities:
Cash overdraft	11	—	11
Proceeds/payments on loan, related party	(350)	500	440
Proceeds from debentures	241,050	—	256,050
Proceeds from subscriptions receivable	—	—	22,660
Contributed capital	13,500	—	13,500
Advances from officers	125	7,426	7,962
Payments to officers	(5,002)	—	(5,002)
Proceeds from the sale of common stock	—	26,950	290,487
Net cash provided by financing activities	249,334	34,873	586,108
Net increase (decrease) in cash	(5,222)	(3,856)	—
Cash at beginning of period	5,222	3,882	—
Cash at end of period	$—	$26	$—
Cash paid for:
Interest	$—	$—	$—
Taxes	$—	$—	$—
Supplemental disclosure of non cash activities
Website property acquired with convertible debenture	$500,000	$—	$850,000
Common stock issued for conversion of debt	$100,000	$—	$100,000
Settlement of derivative liability	$99,678	$—	$99,678
Debt discount on convertible notes payable	$275,183	$—	$275,183
Forgiveness of stock payable	$95,000	$—	$95,000

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mining Safety Disclosures.

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
10.1	Convertible Debenture for $350,000 dated November 16, 2011 to Junior Capital, Inc.		10-K	9/30/2011	10.1	1/13/2012
10.2	Convertible Debenture for $20,000 dated October 25, 2011 to Junior Capital Inc.		10-K	9/30/2011	10.2	1/13/2012
10.3	Convertible Debenture for $20,000 dated October 28, 2011 to Editor Newswire Inc.		10-K	9/30/2011	10.3	1/13/2012
10.4	Convertible Debenture for $25,000 dated November 18, 2011 to Editor Newswire Inc.		10-K	9/30/2011	10.4	1/13/2012
10.5	Convertible Debenture for $33,000 dated January 11, 2012 to Junior Capital Inc.		10-Q	3/31/2012	10.5	5/18//2012
10.6	Convertible Debenture for $40,000 dated March 15, 2012 to Junior Capital Inc.		10-Q	3/31/2012	10.6	5/18/2012
10.7	Convertible Debenture for $18,000 dated June 5, 2012 to Junior Capital Inc.		10-Q	6/30/2012	10.7	8/17/2012
10.8	Convertible Debenture for $500,000 dated May 29, 2012 to iBacking Corp.		10-Q	6/30/2012	10.8	8/17/2012
10.9	Convertible Debenture for $100,000 dated April 9, 2012 Neil Linder		10-Q	6/30/2012	10.9	8/17/2012
101.INS*	XBRL Instance Document	X
101.SCH*	XBRL Taxonomy Extension Schema Document	X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Definition	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 12, 2012	INDEPENDENT FILM DEVELOPMENT CORPORATION BY: Jeff Ritchie /s/ Jeff Ritchie Jeff Ritchie Chief Executive Officer and Director By: Rachel Boulds /s/Rachel Boulds Rachel Boulds Chief Financial Officer

