Form 10-K
period 2012-09-30
Independent Film Development CORP
filed 2013-01-15
CIK 1425883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was: $1,533,642.

The number of shares outstanding of each of the registrant’s classes of common stock, as of January 14, 2013 was 39,183,670 shares.

1

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

IFDC’s plan of operations has three main components of film production and finance; co-financing, acquiring product in the development stage, and its own film production.  This, coupled with film distribution makes up the revenue model for the Company.

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

The company will acquire the rights to license (as sales agent) films for a period of 7-25 years in return for a commission ranging from 10-30% of the licensing fees paid by the distributors.  In some cases, the Company will incur minimal upfront costs including: advances to the filmmaker, costs for finalizing the film, and marketing costs.  Upon signing a sales agent agreement, the Company and the filmmakers agree on the “market attendance fees”, trailer/artwork and other marketing costs.  These costs, along with any advances to the filmmaker and/or costs to complete the film, are recouped by the Company after its commission, but before any proceeds are paid to the filmmaker.  The company will incur costs of approximately $40,000-$150,000 per film to prepare marketing materials including the production of a trailer and artwork.

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

Employees

As of September 30, 2012, we employed a total of three management level personnel.  We may require additional employees in the future. There is intense competition for capable, experienced personnel and there is no assurance the Company will be able to obtain new qualified employees when required.

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

Item 2.  PROPERTIES

We lease our executive offices in Los Angeles, California on a month to month basis.  We consider our existing facilities to be adequate for our current needs.  We own the Internet domain Hollywoodindy.com and the distribution rights to the following intellectual motion picture and television properties:

•       L.A. Bounty

•       Say it In Russian

•       A Man of passion (with Anthony Quinn)

•       Rush Week

•       Trapper County War

•       Kamillions

•       Hostage

•      Autograph celebrity interview series

•      Sleep of Death (worldwide TV rights until 2015)

Item 3.  LEGAL PROCEEDINGS

On or about September 1, 2011, the company and its Chief Executive Officer and Chief Compliance Officer filed a complaint in federal court, Central District of California, Case No. CV-11-07233 DMG (MRWx), to recover 6,500,000 shares of common stock transferred to Consultants Marc Cifelli and Arriva Capital, LLC on the grounds of fraud and failure of consideration. The company received a judgment in its favor on July 30, 2012. The shares have not yet been returned to the Company.

On or about August 31, 2012, the company served notices of rescission on Junior Capital, rescinding that certain $350,000 convertible debenture dated July 1, 2011, in exchange for promissory note in the amount of $350,000, that certain $20,000 convertible debenture dated October 25, 2011, that certain $40,000 convertible debenture dated March 15, 2012 and that certain $18,000 convertible debenture dated June 5, 2012, on the grounds of fraud and failure of consideration.

On or about August 31, 2012, the Company has served notices of rescission on ibacking Corp. that certain $500,000 convertible debenture dated May 29, 2012, on the grounds of fraud and failure of consideration. The company intends to take action to cancel the contract and the related debenture.

Item 4.  Mine Safety Disclosures

None.

PART II

Item 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

              MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following securities were sold and/or issued by the registrant from inception (September 17, 2007) to September 30, 2012, that were not registered under the Securities Act:

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

On August 26, 2008, the entire transaction by which shares of Imperia Entertainment, Inc. were acquired was mutually rescinded.

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

On February 7, 2012, the Company authorized the issuance of 50,000 common shares to Rachel Boulds, the Company’s CFO, for compensation of services. The shares were issued at $0.51 based on the value of the common stock on the date of authorization for total compensation expense of $25,500.

On September 1, 2012, the Company authorized the issuance of 25,000 common shares to Rachel Boulds, the Company’s CFO, for compensation of services. The shares were issued at $0.0085 based on the value of the common stock on the date of authorization for total compensation expense of $213. The shares were not issued until October 2012.

During September 2012, the Company authorized the issuance of 115,000 common shares for related party debt of $440. The shares were issued at $0.0085 based on the value of the common stock on the date of authorization, resulting in a loss on the conversion of debt of $577. The shares were not issued until October 2012.

ISSUER PURCHASES OF EQUITY SECURITIES. The Company did not repurchase any of its securities during the fiscal year ended September 30, 2012.

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

 Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

               RESULTS OF OPERATIONS

Results of Operations

For the year ended September 30, 2012 Compared to the year ended September 30, 2011

Operating Expenses

Professional fees for the year ended September 30, 2012 were $45,545, as compared to $429,657 for the year ended September 30, 2011.  In the prior year ended September 30, 2011 professional fees consisted of legal expense of $394,757, accounting and auditing expense of $15,900 and $285,000 in the form of stock for other services, mainly public relations. In the current year the Company experienced a significant decrease in legal and other expense.

Officer compensation expense for the year ended September 30, 2012 was $231,739, as compared to $810,100 for the year ended September 30, 2011.  The expense consisted of cash payments, accrued salary and stock. The decrease during the year ended September 30, 2012, was primarily attributed to the cessation of salary for the Company’s Chief Compliance Officer who resigned in January 2012 and no stock being issued for additional compensation. Compensation expense in the prior year also included additional expense for the issuance of common stock for compensation and Director’s fees of $38,000. General and administrative expense for the year ended September 30, 2012 was $237,603 as compared to $30,698 for the year ended September 30, 2011. The increase in general and administrative expense was mainly attributed to an increase in investor and public relations expense.

Net Income (Loss)

We recorded a net loss of $1,881,717 for the year ended September 30, 2012, as compared to a net loss of $1,448,150 for the year ended September 30, 2011.  The increase in net loss is due to a recorded loss on derivative liability of $264,027, loss on impairment of $818,521 and interest expense of $268,745. The interest expense consists of normal accrued interest of 18% on outstanding debentures and expense as a result of accounting for the derivative liability related to those debentures.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2012, we had an accumulated deficit of $5,839,472 and a working capital deficit of $1,761,420. For the year ended September 30, 2012, net cash used in operating activities was $263,674, as compared to $53,947 for the year ended September 30, 2011.

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

We have identified below some of our accounting policies that we consider critical to our business operations and the understanding of our results of operations. This is not a complete list of all of our accounting policies, and there may be other accounting policies that are significant to us. For a detailed discussion on the application of these and our other accounting policies, see note 1 to the financial statements for the period ended September 30, 2012, included in this Form 10-K.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and related notes are included as part of this report as indexed in the appendix on page F-1 through F-19.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

               FINANCIAL DISCLOSURE

On July 27, 2011, the Company engaged M&K CPAS, PLLC, as its new independent accountant, as the Company’s former independent accountant informed them that it would not stand for re-election.  The decision to change accountants was approved by the registrant’s board of directors.

Item 9A.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer/Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2012. In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment.

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

As a result of management’s assessment we have concluded that our controls and procedures are not effective as of September 30, 2012. We have identified the following material weaknesses in internal control over financial reporting:

●Segregation of Duties – As a result of limited resources, we did not maintain proper segregation of incompatible duties. Namely an understaffed financial and accounting function, and the need for additional personnel to prepare and analyze financial information in a timely manner and to allow review and on-going monitoring and enhancement of our controls. The effect of the lack of segregation of duties potentially affects multiple processes and procedures.

We are in the continuous process of improving our internal control over financial reporting in an effort to eliminate material weaknesses through improved supervision and training of our staff, but additional effort is needed to fully remedy any deficiencies.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the last fiscal quarter of year 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Rachel Boulds.  On January 27, 2012, Rachel Boulds was appointed as Chief Financial Officer.  From August 2009 to the present, Ms. Boulds has been engaged in her sole accounting practice, preparing full disclosure financial statements for public companies to comply with GAAP and SEC requirements.  From August 2004 through July 2009, she was employed as an Audit Senior for HJ& Associates, LLC, where she performed audits and reviews for public and private companies, prepared financial statements to comply with GAAP and SEC requirements, performed analytical procedures and substantive testing for all financial statement accounts, researched, resolved and communicated technical accounting issues, and formulated management recommendations for process and internal control improvements.    From 2003 through 2004, Ms. Boulds was employed as an Audit Senior for Mohler, Nixon and Williams, planning and performing audits, reviews and compilations, preparing form 5500 for filing with the Dept. of Labor, reviewing policies and operating procedures of a company’s benefit plan to recommend improvement of operations and insure compliance with the Department of Labor’s rules and regulations, prepared financial statements to comply with reporting and disclosure requirements under ERISA. From September 2001 through July 2003, Ms. Boulds worked as an ABAS Associate for PriceWaterhouseCoopers, providing auditing services to public and private companies, performing analysis and substantive testing on balance sheets and income and expense statement components, reviewed client’s revenue recognition policies to see that they were in compliance with relevant accounting standards, reviewed and documented clients’ internal control policies and procedures and made recommendations for improvements, supervised and coached new associates, assisted in preparing full disclosure financial statements, provided clients with adjusting journal entries and recommendations to improve procedures, and worked with clients to maximize engagement efficiency and meet reporting deadlines.  From April 2000 through February 2001, she was employed as an e Commerce Accountant for the Walt Disney Group’s GO.com.  Ms. Boulds holds a B.S. in Accounting from San Jose University, 2001 and is licensed as a CPA in the state of Utah.

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

Item 11.  EXECUTIVE COMPENSATION

The following table provides information as to cash compensation of all officers of the Company, for each of the Company’s last two fiscal years.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation Earnings	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Jeff Ritchie, CEO	2012 2011	$150,000 $150,000	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0

Rachel Boulds, CFO	2012 2011	$7,400 $0	$25,713 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0

Kenneth Eade, Former CCO, CFO, Sec.	2012 2011	$48,626 $150,000	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0

The company has entered into an employment contract with its Chief Executive Officer providing for the payment of $150,000 in annual salary and our Chief Financial Officer providing for the payment of $11,500 in annual salary.  To date, we have not been able to fully compensate our officers with full cash payments, and they are due accrued salaries.  There are no outstanding equity awards or options to officers issued or outstanding.

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

Item 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information furnished to us with respect to the beneficial ownership of our common stock by (i) each executive officer, director and nominee, and by all directors and executive officers as a group, and (ii) each beneficial owner of more than five percent of our outstanding common stock, in each case as of September 30, 2012. Unless otherwise indicated, each of the persons listed has sole voting and dispositive power with respect to the shares shown as beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class
Common Stock (1)	Kenneth Eade 6399 Wilshire Blvd. suite 507 Los Angeles, CA 90048	6,966,900	20%
Common Stock	Jeff Ritchie 6399 Wilshire Blvd. suite 507 Los Angeles, CA 90048	7,250,000	19%
Common Stock	Patrick Peach 6399 Wilshire Blvd. suite 507 Los Angeles, CA 90048	200,000	0%
Common Stock	Rachel Boulds 3511 S Penney Cove Salt Lake City, UT 84115	75,000	0%
Common Stock	Marc Cifelli Arriva Capital, LLC 16 Glenwood Way Caldwell, NJ 07006	6,500,000	17%
Common Stock	Robert Searcy 6399 Wilshire Blvd. suite 507 Los Angeles, CA 90048	200,000	0%
	Shares of directors and executive officers as a group	7,725,000	20%

(1)	Includes 6,486,900 shares of common stock owned by Valentina Eade, wife of Mr. Eade, all beneficial ownership of which is claimed by Mr. Eade.

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

On February 7, 2012, the Company authorized the issuance of 50,000 common shares to Rachel Boulds, the Company’s CFO, for compensation of services. The shares were issued at $0.51 based on the value of the common stock on the date of authorization for total compensation expense of $25,500.

On September 1, 2012, the Company authorized the issuance of 25,000 common shares to Rachel Boulds, the Company’s CFO, for compensation of services. The shares were issued at $0.0085 based on the value of the common stock on the date of authorization for total compensation expense of $213. The shares were not issued until October 2012.

On or about September 1, 2012, the Company authorized the issuance of 115,000 common shares for related party debt of $440. The shares were issued at $0.0085 based on the value of the common stock on the date of authorization, resulting in a loss on the conversion of debt of $577. The shares were not issued until October 2012.

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

The Company’s Audit Committee consists of our CFO, Rachel Boulds, director Patrick Peach and independent director Robert Searcy.  The Audit Committee verified the following with respect to our independent accountants:

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

Audit Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements is approximately $15,500 for fiscal year 2012 and $11,000 for fiscal year 2011 all of which related to the review and audit of Company’s financial statements.

Tax Fees

No fees were paid to the former accountant for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning.

All Other Fees

 No other fees were paid to the former accountant for any other services.

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

INDEPENDENT FILM DEVElOPMENT CORPORATION

(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Independent Film Development Corporation

(A Development Stage Company)

We have audited the accompanying balance sheets of Independent Film Development Corporation (a development stage company) as of September 30, 2012 and 2011, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years then ended. The financial statements for the period from inception (September 14, 2007) to September 30, 2010 were audited by other auditors whose report expressed an unqualified opinion on those statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Independent Film Development Corporation as of September 30, 2012 and 2011, and the results of its operations, changes in stockholders' deficit and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has reported recurring losses from operations and had a working capital deficit at September 30, 2012, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 As discussed in Note 9 to the financial statement, the 2011 financial statements have been restated to correct errors in the financial statements resulting from the valuation analysis of the Company’s derivative instruments and stock subscription receivable that was subsequently deemed uncollectable.

/s/ M&K CPAS, PLLC

January 14, 2013

www.mkacpas.com

Houston, Texas

Independent Film Development Corporation
(a Development Stage Company)
Balance Sheets

	September 30, 2012	September 30, 2011
		(Restated)
ASSETS

Cash	$—	$5,222
Total Current Assets	—	5,222
Other Assets
Website property	—	350,000
Total Assets	$—	$355,222

LIABILITIES AND STOCKHOLERS' EQUITY (DEFICIT)

Current Liabilities
Bank overdraft	$2	$—
Accounts payable	18,862	18,228
Accounts payable, related party	20,270	25,270
Accrued officer compensation	347,976	218,450
Accrued interest and penalties	134,266	8,824
Advances from officers	9,127	7,837
Due to a related party	2,960	790
Derivative liability	468,884	116,504
Convertible debentures in default (net of discount of $170,477 and $55,998, respectively)	759,073	309,002
Total Liabilities	1,761,420	704,905

Stockholders' Equity (Deficit)
Preferred Stock, $.0001 par value, 15,000,0000 shares authorized, none issued and outstanding	—	—
Common stock, $.0001 par value, 485,000,000 shares authorized, 29,286,375 and 24,120,991 issued and outstanding, respectively	2,929	2,412

Additional paid in capital	3,323,473	2,826,660
Common stock payable	751,650	779,000
Deficit accumulated during development stage	(5,839,472)	(3,957,755)
Total Stockholders' Equity (Deficit)	(1,761,420)	(349,683)
Total Liabilities and Stockholders' Equity (Deficit)	$—	$355,222

The accompanying notes are an integral part of these financial statements.

Independent Film Development Corporation (a Development Stage Company) Statements of Operations
	For the Years Ended September 30,		September 14, 2007 (inception) through
	2012	2011	September 30, 2012
		(Restated)	(Restated)
Revenue	$3,770	$—	$3,770
Cost of revenue	—	—	—
Gross revenue	3,770	—	3,770

Expenses:
Officer compensation	231,739	810,100	1,054,239
Professional fees	45,545	429,657	480,802
Director fees	—	38,000	38,000
Loss on impairment of websites	818,521	—	818,521
Bad debt expense	2,270	70,365	72,635
General and administrative	237,603	30,698	2,759,906
Total operating expenses	1,335,678	1,378,820	5,224,103
Net loss from operations	$(1,331,908)	$(1,378,820)	$(5,220,333)

Other income and (expense):
Loss on derivative liability	(264,027)	(50,990)	(315,017)
Loss on settlement of debt	(537)	—	(537)

Penalty expense	(16,500)	—	(16,500)
Interest expense	(268,745)	(18,340)	(287,085)
Total other expense	(549,809)	(69,330)	(619,139)
Net loss	$(1,881,717)	$(1,448,150)	$(5,839,472)

Loss per share
Basic and diluted	$(0.07)	$(0.06)

Weighted average shares outstanding basic and diluted	25,464,297	23,344,668

 The accompanying notes are an integral part of these financial statements.

Independent Film Development Corporation
(a Development Stage Company)
Statement of Stockholders’ Equity (Deficit)

	Number of Shares Outstanding	Common Stock at Par Value	Paid in Capital	Deficit Accumulated During Development	Common Stock Subscribed	Stock Subscription Receivable	Total

Beginning balance	—	$—	$—	$—	$—	$—	$—
Stock issued for cash	125	—	500	—	—	—	500
Balance at September 30, 2007	125	—	500	—	—	—	500
Stock issued for cash	18,492	2	35,940	—	—	—	35,942
Net loss for the year ended September 30, 2008	—	—	—	(33,413)	—	—	(33,413)
Balance at September 30, 2008	18,617	2	36,440	(33,413)	—	—	3,029
Stock issued for cash	34,803	3	109,997	—	—	(85,000)	25,000
Stock issued for compensation	22,300,000	2,230	2,227,770	—	—	—	2,230,000
Net loss for year ended September 30, 2009	—	—	—	(2,258,311)	—	—	(2,258,311)
Balance at September 30, 2009	22,353,420	2,235	2,374,207	(2,291,724)	—	(85,000)	(282)
Stock issued for cash	626,571	63	197,032	—	—	—	197,095
Stock issued for compensation	4,000	—	2,000	—	—	—	2,000
Stock subscription receivable	—	—	—	—	—	22,660	22,660
Net loss for year ended September 30, 2010	—	—	—	(217,881)	—	—	(217,881)
Balance at September 30, 2010	22,983,991	2,298	2,573,239	(2,509,605)	—	(62,340)	3,592
Stock for other services	556,000	56	211,224	—	171,000	—	382,280
Stock for officer compensation	—	—	—	—	570,000	—	570,000
Stock for Director fees	—	—	—	—	38,000	—	38,000
Stock issued for cash	575,000	57	39,918	—	—	(8,025)	31,950
Common stock issued for lock up agreement	6,000	1	2,279	—	—	—	2,280
Write off of stock subscription receivable	—	—	—	—	—	70,365	70,365
Net loss for the year ended September 30, 2011	—	—	—	(1,448,150)	—	—	(1,448,150)
Balance at September 30, 2011	24,120,991	2,412	2,826,660	(3,957,755)	779,000	—	(349,683)
Write off of stock payable	—	—	95,000	—	(95,000)	—	—
Stock for officer compensation	50,000	5	25,495	—	213	—	25,713
Settlement of derivative liability	—	—	186,830	—	—	—	186,830
Stock issued in conversion of note payable	5,115,384	512	175,988	—	—	—	176,500
Stock issued for services	—	—	—	—	66,459	—	66,459
Stock issued to settle debt	—	—	—	—	978	—	978
Contributed capital	—	—	13,500	—	—	—	13,500
Net loss for the year ended September 30, 2012	—	—	—	(1,881,717)	—	—	(1,881,717)
Balance at September 30, 2012	29,286,375	$2,929	$3,323,473	$(5,839,472)	$751,650	$—	$(1,761,420)

The accompanying notes are an integral part of these financial statements.

Independent Film Development Corporation
(a Development Stage Company)
Statements of Cash Flows

	For the Years Ended		September 14, 2007
	September 30,		(inception) through
	2012	2011	September 30, 2012
		(Restated)	(Restated)
Cash flows from operating activities:
Net loss	$(1,881,717)	$(1,448,150)	$(5,839,472)
Adjustments to reconcile net loss to total cash used in operations:
Common stock for compensation	25,713	570,000	2,827,713
Common stock for other services	66,459	384,560	451,019
Common stock for Director's fees	—	38,000	38,000
Loss on settlement of debt	537	—	537
Amortization expense	31,479	—	31,479
Loss on impairment of website properties	818,521	—	818,521
Bad debt expense for stock subscription receivable	—	70,365	70,365
(Gain) loss on derivative liability	264,027	50,990	315,017
Debt discount amortization	160,704	9,516	170,220
Change in assets and liabilities:
Increase (decrease) in accounts payable	(1,365)	18,228	16,863
Increase (decrease) in accounts payable, related party	(3,000)	25,270	22,270
Increase in accrued expenses	125,442	8,824	134,266
Increase in accrued compensation	129,526	218,450	347,976
Net cash used in operating activities	(263,674)	(53,947)	(595,226)

Cash flows from investing activities	—	—	—

Cash flows from financing activities:
Cash overdraft	2	—	2
Cash advances (payments) related party	(250)	500	540
Proceeds from debenture	241,050	15,000	256,050
Proceeds from subscriptions receivable	—	—	22,660
Contributed capital	13,500	—	13,500
Advances from officers	9,152	7,837	16,989
Payments to officers	(5,002)	—	(5,002)
Proceeds from the sale of common stock	—	31,950	290,487
Net cash provided by financing activities	258,452	55,287	595,226
Net increase (decrease) in cash	(5,222)	1,340	—
Cash at beginning of period	5,222	3,882	—
Cash at end of period	$—	$5,222	$—

Cash paid for:
Interest	$—	$—	$—
Taxes	$—	$—	$—

Supplemental disclosure of non cash activities
Website property acquired with convertible debenture	$500,000	$-	$850,000
Common stock issued for conversion of debt	$176,500	$-	$176,500
Settlement of derivative liability	$186,830	$-	$186,830
Debt discount on convertible notes payable	$275,183	$-	$275,183
Forgiveness of stock payable	$95,000	$-	$95,000

The accompanying notes are an integral part of these financial statements.

 Independent Film Development Corporation

(A Development Stage Company)

Notes to Financial Statements

September 30, 2012

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

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents as of September 30, 2012 and 2011.

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

The following table presents assets and liabilities that are measured and recognized at fair value as of September 30, 2012 and 2011 on a recurring basis:

September 30, 2012

Description	Level 1	Level 2	Level 3	Total Gains and (Losses)
Derivative	-	-	(468,884)	(264,027)
Total	$-	$-	$(468,884)	$(264,027)

September 30, 2011

Description	Level 1	Level 2	Level 3	Total Gains and (Losses)
Derivative	-	-	(116,504)	(50,990)
Total	$-	$-	$(116,504)	$(50,990)

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

Net deferred tax assets consist of the following components as of September 30:

	2012	2011
NOL	$(602,324)	$(277,605)
Net Loss	(1,881,717)	(1,448,150)
Bad debt expense	-	70,365
Loss on impairment	818,521	-
Loss on debt settlement	537	-
Amortization expense	31,479	-
Loss on derivative liability	264,027	50,990
Debt discount amortization	160,704	9,516
Common stock for Director's fees	-	38,000
Common stock for other services	66,459	384,560
Common stock for compensation	25,713	570,000
NOL at end of period	$(1,116,601)	$(602,324)
Effective Rate	0.34	0.34
Deferred Tax Asset	(379,644)	(204,790)
Valuation	379,644	204,790
Deferred Tax Asset	$-	$-

In June 2006, the FASB interpreted its standard for accounting for uncertainty in income taxes, an interpretation of accounting for income taxes.  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance the minimum recognition threshold and measurement attributable to a tax position taken on a tax return is required to be met before being recognized in the financial statements. The FASB’s interpretation had no material impact on the Company’s financial statements for the year ended September 30, 2012.

The FASB’s interpretation had no material impact on the Company’s financial statements for the year ended September 30, 2012. As of September 30, 2012, the Company had a net operating loss carry forward for income tax reporting purposes of $1,116,601 that may be offset against future taxable income through 2028. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

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

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collection is reasonably assured. The Company currently generates revenue from fees earned from services provided in the capacity of producer and/or sales agent. The company’s primary focus will be to act as a sales agent for independent film producers by providing the sales and marketing services for films.

Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. At September 30, 2012 and 2011, the Company had no outstanding options or warrants.

NOTE 3: RECENT ACCOUNTING PRONOUNCEMENTS

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, ''Technical Corrections and Improvements" in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, "Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)" in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, "Intangibles -Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment" in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles -Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles -Goodwill and Other -General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity's financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

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

NOTE 4: WEBSITE PROPERTIES

As of September 30, 2012 the Company has terminated its business relationship with iBacking Corp. the developer of the Indiebacker.com website and will therefore no longer use the website. As such the Company considers the asset fully impaired and has written its cost and related accumulated amortization down to $0, resulting in a loss on impairment of $490,959. The Company maintains the liability associated with the cost of developing the website (Note 5) but is seeking to rescind the debenture and cancel the debt (Note 11).

As of September 30, 2012 the Company has terminated its business relationship with Junior Capital, Inc. the developer of the HollywoodIndy.com website and will therefore no longer use the website. As such the Company considers the asset fully impaired and has written its cost and related accumulated amortization down to $0, resulting in a loss on impairment of $327,562. The Company maintains the liability associated with the cost of developing the website (Note 5) but is seeking to rescind the debenture (Note 11).

NOTE 5: CONVERTIBLE DEBENTURE

On July 1, 2011, the Company entered into an exchange agreement with Junior Capital Inc. (“Junior”), pursuant to which Junior exchanged a $350,000 promissory note for a $350,000 convertible debenture (the “Junior Debenture”). The Junior Debenture accrues interest of 10% and matures on July 1, 2012. Junior has the right to convert all or a portion of the principal into shares of common stock at a conversion price equal to fifty percent (50%) of the average of the closing bid price of common stock during the five trading days immediately preceding the conversion date, or fifty percent (50%) of the closing bid price of the common stock on the date of issuance, or $0.05 per share of common stock on the date of conversion as quoted by Bloomberg, LP. Pursuant to the terms of this debenture, the holder shall not be entitled to convert a number of shares that would exceed 4.99% of the outstanding shares of the Company’s common stock. Based on the initial valuation the Company has recorded a debt discount of $50,514, $46,155 of which has been amortized to interest expense. As of September 30, 2012, $143,500 of the $350,000 debenture was converted into 4,100,000 shares of common stock. As a result of the conversions $4,359 of debt discount amortization was accelerated and expensed, and the derivative liability decreased by $149,671. In addition, as a consequence of the triggering of the default provisions of the debenture, as a result of nonpayment as of the due date and failure to convert a portion of the debenture upon request, the interest on the debenture has been instated at a rate of 18%, effective as of the date of issuance, and a per day penalty of $500 has been accrued from the date of default of $16,500.

On October 25, 2011 the Company issued a convertible debenture/note payable to Junior Capital, Inc. for $20,000 $15,000 of this amount was advanced to the Company prior to signing the debenture and prior to the year ended September 30, 2011. The remaining $5,000 was received in October 2011.  The Debenture accrues interest of 10% beginning on October 25, 2011 and matures on October 25, 2012. Junior has the right to convert all or a portion of the principal into shares of common stock at a conversion price equal to fifty percent (50%) of the average of the closing bid price of common stock during the five trading days immediately preceding the conversion date, or fifty percent (50%) of the closing bid price of the common stock on the date of issuance as quoted by Bloomberg, LP. Pursuant to the terms of this debenture, the holder shall not be entitled to convert a number of shares that would exceed 4.99% of the outstanding shares of the Company’s common stock. Based on the initial valuation the Company has recorded a debt discount of $20,000, $17,794 of which has been amortized to interest expense. As of September 30, 2012 $20,000 of the principal face value of the Junior Debenture remains outstanding. In addition, as a consequence of the triggering of the default provision of the debenture the interest on the debenture has been instated at a rate of 18% effective as of the date of issuance.

On October 28, 2011, the Company entered into an exchange agreement with Editor Newswire Inc. (“Editor”), pursuant to which Editor exchanged a $20,000 promissory note for a $20,000 convertible debenture (the “Editor Debenture”). The Editor Debenture accrues interest of 10% and matures on October 28, 2012. Editor has the right to convert all or a portion of the principal into shares of common stock at a conversion price equal to fifty percent (50%) of the average of the closing bid price of common stock during the five trading days immediately preceding the conversion date, or fifty percent (50%) of the closing bid price of the common stock on the date of issuance as quoted by Bloomberg, LP. Pursuant to the terms of this debenture, the holder shall not be entitled to convert a number of shares that would exceed 4.99% of the outstanding shares of the Company’s common stock. Based on the initial valuation the Company has recorded a debt discount of $20,000, $8,357 of which has been amortized to interest expense. As of September 30, 2012 $20,000 of the principal face value of the Debenture remains outstanding. In addition, as a consequence of the triggering of the default provision of the debenture the interest on the debenture has been instated at a rate of 18% effective as of the date of issuance.

On November 18, 2011, the Company entered into an exchange agreement with Editor Newswire Inc. (“Editor”), pursuant to which Editor exchanged a $25,000 promissory note dated November 18, 2011 for a $25,000 convertible debenture (the “Editor Debenture”). The Editor Debenture accrues interest of 10% and matures on November 18, 2012. Editor has the right to convert all or a portion of the principal into shares of common stock at a conversion price equal to fifty percent (50%) of the average of the closing bid price of common stock during the five trading days immediately preceding the conversion date, or fifty percent (50%) of the closing bid price of the Common Stock on the date of issuance as quoted by Bloomberg, LP. Pursuant to the terms of this debenture, the holder shall not be entitled to convert a number of shares that would exceed 4.99% of the outstanding shares of the Company’s common stock. Based on the initial valuation the Company has recorded a debt discount of $25,000, $11,292 of which has been amortized to interest expense. As of September 30, $25,000 of the principal face value of the Debenture remains outstanding. In addition, as a consequence of the triggering of the default provision of the debenture the interest on the debenture has been instated at a rate of 18% effective as of the date of issuance.

On January 11, 2012, the Company entered into a $33,000 convertible debenture with Junior Capital Inc. (“Junior”). The Junior Debenture accrues interest of 10% and matures on January 11, 2013. Junior has the right to convert all or a portion of the principal into shares of common stock at a conversion price equal to fifty percent (50%) of the average of the closing bid price of common stock during the five trading days immediately preceding the conversion date, or fifty percent (50%) of the closing bid price of the Common Stock on the date of issuance as quoted by Bloomberg, LP. Pursuant to the terms of this debenture, the holder shall not be entitled to convert a number of shares that would exceed 4.99% of the outstanding shares of the Company’s common stock. Based on the initial valuation the Company has recorded a debt discount of $33,000, $8,425 of which was amortized to interest expense before conversion. As a result of the conversions, $24,575 of debt discount amortization was accelerated and expensed and the derivative liability decreased by $37,159. As of September 30, 2012 the entire $33,000 debenture was converted into 1,015,384 shares of common stock.

On March 15, 2012, the Company entered into a $40,000 convertible debenture with Junior Capital Inc. (“Junior”). The Junior Debenture accrues interest of 12% and matures on March 15, 2013. Junior has the right to convert all or a portion of the principal into shares of common stock at a conversion price equal to fifty percent (50%) of the average of the closing bid price of common stock during the five trading days immediately preceding the conversion date, or fifty percent (50%) of the closing bid price of the Common Stock on the date of issuance as quoted by Bloomberg, LP. Pursuant to the terms of this debenture, the holder shall not be entitled to convert a number of shares that would exceed 4.99% of the outstanding shares of the Company’s common stock. Based on the initial valuation the Company has recorded a debt discount of $40,000, $4,540 of which has been amortized to interest expense. As of September 30, 2012 $40,000 of the principal face value of the Debenture remains outstanding. In addition, as a consequence of the triggering of the default provision of the debenture the interest on the debenture has been instated at a rate of 18% effective as of the date of issuance.

On April 9, 2012, the Company entered into a $100,000 convertible debenture with Neil Linder. The debenture accrues interest of 12% and matures on April 9, 2013. Mr. Linder has the right to convert all or a portion of the principal into shares of common stock at a conversion price equal to the lesser of fifty percent (50%) of the average of the closing bid price of common stock during the five trading days immediately preceding the conversion date, or fifty percent (50%) of the closing bid price of the Common Stock on the date of issuance as quoted by Bloomberg, LP. Pursuant to the terms of this debenture, the holder shall not be entitled to convert a number of shares that would exceed 4.99% of the outstanding shares of the Company’s common stock. Based on the initial valuation the Company has recorded a debt discount of $49,532, $15,994 of which has been amortized to interest expense. As of September 30, 2012 $100,000 of the principal face value of the Debenture remains outstanding. In addition, as a consequence of the triggering of the default provision of the debenture the interest on the debenture has been instated at a rate of 18% effective as of the date of issuance.

On May 29, 2012, the Company entered into a $500,000 convertible debenture with iBacking Corp. The iBacking Debenture accrues interest of 12% and matures on May 29, 2013. iBacking has the right to convert all or a portion of the principal into shares of common stock at a conversion price equal to the lesser of fifty percent (50%) of the lowest closing bid price of common stock during the ten trading days immediately preceding the conversion date, or fifty percent (50%) of the closing bid price of the Common Stock on the date of issuance as quoted by Bloomberg, LP. Pursuant to the terms of this debenture, the holder shall not be entitled to convert a number of shares that would exceed 4.99% of the outstanding shares of the Company’s common stock. Based on the initial valuation the Company has recorded a debt discount of $84,651, $21,997 of which has been amortized to interest expense. As of September 30, 2012 $500,000 of the principal face value of the Debenture remains outstanding. In addition, as a consequence of the triggering of the default provision of the debenture the interest on the debenture has been instated at a rate of 18% effective as of the date of issuance.

On June 5, 2012, the Company entered into an $18,000 convertible debenture with Junior Capital Inc. (“Junior”). The Junior Debenture accrues interest of 12% and matures on June 5, 2013. Junior has the right to convert all or a portion of the principal into shares of common stock at a conversion price equal to fifty percent (50%) of the average of the closing bid price of common stock during the five trading days immediately preceding the conversion date, or fifty percent (50%) of the closing bid price of the Common Stock on the date of issuance as quoted by Bloomberg, LP. Pursuant to the terms of this debenture, the holder shall not be entitled to convert a number of shares that would exceed 4.99% of the outstanding shares of the Company’s common stock. Based on the initial valuation the Company has recorded a debt discount of $18,000, $1,512 of which has been amortized to interest expense. As of September 30, 2012 $18,000 of the principal face value of the Debenture remains outstanding. In addition, as a consequence of the triggering of the default provision of the debenture the interest on the debenture has been instated at a rate of 18% effective as of the date of issuance,

The fair values of the derivatives are calculated using a multi-nominal lattice model performed by an independent qualified business valuator. The model values the derivative liability in each debenture based on a probability weighted discounted cash flow model. These models are based on future projections of the various potential outcomes. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the statement of operations.

The following inputs and assumptions were used to value embedded derivative liabilities associated with the secured convertible notes issued in the year ended September 30, 2012 and 2011:

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
  The Holder would redeem based on availability of alternative financing, increasing 1.0% monthly to a maximum of 10%
  The Holder will automatically convert the note at maturity if the registration was effective and the company was not in default. The following conversions were completed during the fiscal year.
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
  On July 24, 2012, the Company authorized the issuance of 1,000,000 common shares in conversion of $32,500 of the Junior Capital debenture dated July 1, 2011. The shares were issued at $0.0325 pursuant to the conversion terms of the debenture.
  On July 27, 2012, the Company authorized the issuance of 1,015,384 common shares in conversion of $33,000 of the Junior Capital debenture dated January 11, 2012. The shares were issued at $0.0325 pursuant to the conversion terms of the debenture.
  On August 21, 2012, the Company authorized the issuance of 1,100,000 common shares in conversion of $11,000 of the Junior Capital debenture dated July 1, 2011. The shares were issued at $0.01 pursuant to the conversion terms of the debenture.

A summary of the activity of the derivative liability is shown below:

Balance at September 30, 2010	$-
Increase in derivative due to new issuances	65,514
Derivative loss due to new issuances	19,602
Derivative loss due to mark to market adjustment	31,388
Balance at September 30, 2011	116,504
Increase in derivative due to new issuances	275,183
Derivative loss due to new issuances	85,169
Decrease in derivative due to settlement of debt	(186,830)
Derivative loss due to mark to market adjustment	178,858
Balance at September 30, 2012	$468,884

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

On February 7, 2012, the Company authorized the issuance of 50,000 common shares to Rachel Boulds, the Company’s CFO, for compensation of services. The shares were issued at $0.51 based on the value of the common stock on the date of authorization for total compensation expense of $25,500.

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

On April 20, 2012, the Company authorized the issuance of 450,000 common shares in conversion of $22,500 of the Junior Capital debenture dated July 1, 2011. The shares were issued at $0.05 pursuant to the conversion terms of the debenture

On June 13, 2012, the Company authorized the issuance of 250,000 common shares in conversion of $12,500 of the Junior Capital debenture dated July 1, 2011. The shares were issued at $0.05 pursuant to the conversion terms of the debenture

On June 28, 2012, the Company authorized the issuance of 400,000 common shares in conversion of $20,000 of the Junior Capital debenture dated July 1, 2011. The shares were issued at $0.05 pursuant to the conversion terms of the debenture

On July 24, 2012, the Company authorized the issuance of 1,000,000 common shares in conversion of $32,500 of the Junior Capital debenture dated July 1, 2011. The shares were issued at $0.0325 pursuant to the conversion terms of the debenture.

On July 27, 2012, the Company authorized the issuance of 1,015,384 common shares in conversion of $33,000 of the Junior Capital debenture dated January 11, 2012. The shares were issued at $0.0325 pursuant to the conversion terms of the debenture.

On August 21, 2012, the Company authorized the issuance of 1,100,000 common shares in conversion of $11,000 of the Junior Capital debenture dated July 1, 2011. The shares were issued at $0.01 pursuant to the conversion terms of the debenture.

On September 1, 2012, the Company authorized the issuance of 25,000 common shares to Rachel Boulds, the Company’s CFO, for compensation of services. The shares were issued at $0.0085 based on the value of the common stock on the date of authorization for total compensation expense of $213. The shares were not issued until October 2012.

During September 2012, the Company authorized the issuance of 8,166,500 common shares for various services. Shares were issued at $0.0075 - $0.095 for total expense of $66,459. The shares were not issued until October 2012.

During September 2012, the Company authorized the issuance of 115,000 common shares for related party debt of $440. The shares were issued at $0.0085 based on the value of the common stock on the date of authorization, resulting in a loss on the conversion of debt of $577. The shares were not issued until October 2012.

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

During September 2012, the Company authorized the issuance of 115,000 common shares for related party debt of $440.

As of September 30, 2012, the Company owed its CEO $9,127. The money was advanced to the company to cover certain operating expenses. Amount is due on demand and has no stated rate of interest.

During the year ended September 30, 2012, the Company authorized the issuance of 75,000 common shares to Rachel Boulds, the Company’s CFO for compensation of services. The shares were issued based on the value of the common stock on the date of authorization for total compensation expense of $25,713. As of September 30, 2012, 25,000 shares had not yet been issued and as such have been booked as a stock payable.

NOTE 8: GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not generated minimal revenue during the period September 14, 2007 (inception) through September 30, 2012, has an accumulated deficit of $5,839,472 and has funded its operations primarily through the issuance short term debt and equity. This matter raises substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 9: FINANCIAL STATEMENT RESTATEMENT

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

NOTE 10: LEGAL PROCEEDINGS

On or about September 1, 2011, the Company and its Chief Executive Officer and Chief Compliance Officer filed a complaint in federal court, Central District of California, Case No. CV-11-07233 DMG (MRWx), to recover 6,500,000 shares of common stock transferred to Consultants Marc Cifelli and Arriva Capital, LLC on the grounds of fraud and failure of consideration. The Company received a judgment in its favor on July 30, 2012. The shares have not yet been returned to the Company.

On or about August 31, 2012, the Company served notices of rescission on Junior Capital, rescinding that certain $350,000 convertible debenture dated July 1, 2011, in exchange for promissory note in the amount of $350,000, that certain $20,000 convertible debenture dated October 25, 2011, that certain $40,000 convertible debenture dated March 15, 2012 and that certain $18,000 convertible debenture dated June 5, 2012, on the grounds of fraud and failure of consideration.

On or about August 31, 2012, the Company has served notices of rescission on ibacking Corp. that certain $500,000 convertible debenture dated May 29, 2012, on the grounds of fraud and failure of consideration. The Company intends to take action to cancel the contract and the related debenture.

NOTE 11: SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events in accordance with ASC Topic 855. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements except for the following.

Subsequent to September 30, 2012, the Company issued 1,552,795 common shares in conversion of $10,000 of the Neil Linder debenture dated April 9, 2012. The shares were issued at $0.00644 pursuant to the conversion terms of the debenture.

Subsequent to September 30, 2012, the Company issued 8,344,500 common shares for services rendered.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 15, 2013	INDEPENDENT FILM DEVELOPMENT CORP (REGISTRANT) By: Jeff Ritchie /s/ Jeff Ritchie Jeff Ritchie CEO (Principal Executive Officer) and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: January 15, 2013	By:/s/ Jeff Ritchie Jeff Ritchie, CEO (Principal Executive Officer) and Director

Dated: January 15, 2013	By:/s/ Rachel Boulds Rachel Boulds, CFO (Principal Accounting and Financial Officer)

26