Form 10-Q
period 2012-12-31
Independent Film Development CORP
filed 2013-02-19
CIK 1425883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

_X_	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2012

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

As of February 13, 2013, the issuer had 39,183,670 shares of common stock outstanding.

Transitional Small Business Disclosure Format:    Yes    ☐      No   ☒

1

Independent Film Development Corporation

(a Development Stage Company)

FORM 10-Q

For the Quarterly Period Ended December 31, 2012

2

PART I – FINANCIAL INFORMATION

3

TABLE OF CONTENTS

Balance Sheets as of December 31, 2012 and September 30, 2012 (unaudited)	F-2

Statements of Operations for the three months ended December 31, 2012 and 2011, and from inception on September 14, 2007 through December 31, 2012 (unaudited)	F-3

Statement of Stockholders’ Equity (Deficit) from inception on September 14, 2007 through December 31, 2012 (unaudited)	F-4

Statements of Cash Flows for the three months ended December 31, 2012 and 2011, and from inception on September 14, 2007 through December 31, 2012 (unaudited)	F-5

Notes to the Financial Statements (unaudited)	F-7

Independent Film Development Corporation
(a Development Stage Company)
Balance Sheets (unaudited)

	December 31, 2012	September 30, 2012

ASSETS

Cash	$—	$—
Total Current Assets

Total Assets	$—	$—
LIABILITIES AND STOCKHOLERS' EQUITY (DEFICIT)

Current Liabilities
Bank overdraft	$9	$2
Accounts payable	18,318	18,862
Accounts payable, related party	20,270	20,270
Accrued officer compensation	388,251	347,976
Accrued interest and penalties	222,050	134,266
Accrued interest, related party	244	—
Advances from officers	8,776	9,127
Due to a related party	2,960	2,960
Note payable	3,000	—
Derivative liability	305,563	468,884
Convertible debentures in default (net of discount of $97,885 and $170,477, respectively)	821,665	759,073
Total Liabilities	1,791,106	1,761,420

Stockholders' Equity (Deficit)
Preferred Stock, $.0001 par value, 15,000,0000 shares authorized, none issued and outstanding	—	—
Common stock, $.0001 par value, 485,000,000
shares authorized, 39,183,670 and 29,286,375 issued and outstanding, respectively	3,918	2,929
Additional paid in capital	3,411,872	3,323,473
Common stock payable	684,010	751,650
Deficit accumulated during development stage	(5,890,906)	(5,839,472)
Total Stockholders' Equity (Deficit)	(1,791,106)	(1,761,420)
Total Liabilities and Stockholders' Equity (Deficit)	$—	$—

The accompanying notes are an integral part of these financial statements.

Independent Film Development Corporation (a Development Stage Company) Statements of Operations (unaudited)
	For the Three Months Ended December 31,		September 14, 2007 (inception) through
	2012	2011	December 31, 2012
		(Restated)	(Restated)
Revenue	$—	$—	$3,770
Cost of revenue	—	—	—
Gross revenue	—	—	3,770

Expenses:
Officer compensation	40,275	75,000	1,094,514
Professional fees	1,500	26,825	482,302
Director fees	—	—	38,000
Loss on impairment of websites	—	—	818,521
Bad debt expense	—	—	72,635
General and administrative	992	2,431	2,760,898
Total operating expenses	42,767	104,256	5,266,870
Net loss from operations	$(42,767)	$(104,256)	$(5,263,100)

Other income and (expense):
Gain (loss) on derivative liability	151,953	27,758	(163,064)
Loss on settlement of debt	—	—	(537)
Penalty expense	(46,000)	—	(62,500)
Interest expense	(114,620)	(60,878)	(401,705)
Total other expense	(8,667)	(33,120)	(627,806)
Net loss	$(51,434)	$(137,376)	$(5,890,906)

Loss per share
Basic and diluted	$(0.00)	$(0.01)

Weighted average shares outstanding basic and diluted	38,440,825	24,120,991

The accompanying notes are an integral part of these financial statements.

Independent Film Development Corporation
(a Development Stage Company)
Statement of Stockholders’ Equity (Deficit) (unaudited)

	Number of Shares Outstanding	Common Stock at Par Value	Paid in Capital	Deficit Accumulated During Development	Common Stock Subscribed	Stock Subscription Receivable	Total

Beginning balance	—	$—	$—	$—	$—	$—	$—
Stock issued for cash	125	—	500	—	—	—	500
Balance at September 30, 2007	125	—	500	—	—	—	500
Stock issued for cash	18,492	2	35,940	—	—	—	35,942
Net loss for the year ended September 30, 2008	—	—	—	(33,413)	—	—	(33,413)
Balance at September 30, 2008	18,617	2	36,440	(33,413)	—	—	3,029
Stock issued for cash	34,803	3	109,997	—	—	(85,000)	25,000
Stock issued for compensation	22,300,000	2,230	2,227,770	—	—	—	2,230,000
Net loss for year ended September 30, 2009	—	—	—	(2,258,311)	—	—	(2,258,311)
Balance at September 30, 2009	22,353,420	2,235	2,374,207	(2,291,724)	—	(85,000)	(282)
Stock issued for cash	626,571	63	197,032	—	—	—	197,095
Stock issued for compensation	4,000	—	2,000	—	—	—	2,000
Stock subscription receivable	—	—	—	—	—	22,660	22,660
Net loss for year ended September 30, 2010	—	—	—	(217,881)	—	—	(217,881)
Balance at September 30, 2010	22,983,991	2,298	2,573,239	(2,509,605)	—	(62,340)	3,592
Stock for other services	556,000	56	211,224	—	171,000	—	382,280
Stock for officer compensation	—	—	—	—	570,000	—	570,000
Stock for Director fees	—	—	—	—	38,000	—	38,000
Stock issued for cash	575,000	57	39,918	—	—	(8,025)	31,950
Common stock issued for lock up agreement	6,000	1	2,279	—	—	—	2,280
Write off of stock subscription receivable	—	—	—	—	—	70,365	70,365
Net loss for the year ended September 30, 2011	—	—	—	(1,448,150)	—	—	(1,448,150)
Balance at September 30, 2011	24,120,991	2,412	2,826,660	(3,957,755)	779,000	—	(349,683)
Write off of stock payable	—	—	95,000	—	(95,000)	—	—
Stock for officer compensation	50,000	5	25,495	—	213	—	25,713
Settlement of derivative liability	—	—	186,830	—	—	—	186,830
Stock issued in conversion of note payable	5,115,384	512	175,988	—	—	—	176,500
Stock issued for services	—	—	—	—	66,459	—	66,459
Stock issued to settle debt	—	—	—	—	978	—	978
Contributed capital	—	—	13,500	—	—	—	13,500
Net loss for the year ended September 30, 2012	—	—	—	(1,881,717)	—	—	(1,881,717)
Balance at September 30, 2012	29,286,375	2,929	3,323,473	(5,839,472)	751,650	—	(1,761,420)
Stock issued on payable	8,306,500	830	66,810	—	(67,640)	—	—
Stock issued to settle debt	38,000	4	376	—	—	—	380
Stock issued in conversion of note payable	1,552,795	155	9,895		—	—	10,000
Settlement of derivative liability	—	—	11,368	—	—	—	11,368
Net loss for the period ended December 31, 2012	—	—	—	(51,434)	—	—	(51,434)
Balance at December 31, 2012	39,183,670	$3,918	$3,411,872	$(5,890,906)	$684,010	$—	$(1,791,106)

The accompanying notes are an integral part of these financial statements.

Independent Film Development Corporation
(a Development Stage Company)
Statements of Cash Flows
(Unaudited)
	For the Three Months Ended		September 14, 2007
	December 31,		(inception) through
	2012	2011	December 31, 2012
		(Restated)	(Restated)
Cash flows from operating activities:
Net loss	$(51,434)	$(137,376)	$(5,890,906)
Adjustments to reconcile net loss to total cash used in operations:
Common stock for compensation	—	—	2,827,713
Common stock for other services	—	—	451,019
Common stock for Director's fees	—	—	38,000
Loss on settlement of debt	—	—	537
Amortization expense	—	—	31,479
Loss on impairment of website properties	—	—	818,521
(Gain) loss on derivative liability	(151,953)	(27,758)	163,064
Bad debt expense for stock subscription receivable	—	—	70,365
Debt discount amortization	72,592	50,923	243,192
Change in assets and liabilities:
Increase (decrease) in accounts payable	(544)	(3,148)	16,319
Increase in accounts payable, related party	—	(2,000)	22,270
Increase in accrued interest, related party	244	—	244
Increase in accrued expenses	87,784	14,455	222,050
Increase in accrued compensation	40,275	41,595	388,251
Net cash used in operating activities	(3,036)	(63,309)	(597,882)

Cash flows from investing activities	—	—	—

Cash flows from financing activities:
Bank overdraft	7	2	9
Proceeds/payments on loan, related party	—	—	540
Proceeds from debentures/note payable	3,000	58,000	259,050
Proceeds from subscriptions receivable	—	—	22,660
Contributed capital	—	—	13,500
Advances/payments to/from officers	29	85	11,636
Proceeds from the sale of common stock	—	—	290,487
Net cash provided by financing activities	3,036	58,087	597,883
Net increase (decrease) in cash	—	(5,222)	—
Cash at beginning of period	—	5,222	—
Cash at end of period	$—	$—	$—
Cash paid for:
Interest	$—	$—	$—
Taxes	$—	$—	$—

Supplemental disclosure of non cash activities
Website property acquired with convertible debenture	$—	$—	$850,000
Common stock issued for conversion of debt	$10,380	$—	$186,880
Settlement of derivative liability	$11,368	$—	$188,674
Debt discount on convertible notes payable	$—	$58,000	$275,183
Forgiveness of stock payable	$—	$—	$95,000
Issuance of stock payable for debt	$978	$—	$978
Issuance of stock payable for services	$66,663	$—	$66,663

The accompanying notes are an integral part of these financial statements.

Independent Film Development Corporation

(A Development Stage Company)

Notes to Financial Statements

December 31, 2012

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

The unaudited interim financial statements should be read in conjunction with the Company’s annual report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the fiscal year ended September 30, 2012.  The interim results for the three months ended December 31, 2012 are not necessarily indicative of the results for the full fiscal year.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents as of December 31, 2012 and September 30, 2012.

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

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2012 and September 30, 2012 on a recurring basis. The change in fair value is a result of the embedded derivative feature in the convertible debentures.

December 31, 2012

Description	Level 1	Level 2	Level 3	Total Gains and (Losses)
Derivative	-	-	(305,563)	(151,953)
Total	$-	$-	$(305,563)	$(151,953)

September 30, 2012

Description	Level 1	Level 2	Level 3	Total Gains and (Losses)
Derivative	-	-	(468,884)	(264,027)
Total	$-	$-	$(468,884)	$(264,027)

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

Net deferred tax assets consist of the following components as of:

	December 31, 2012	September 30, 2012
NOL	$(1,116,601)	$(602,324)
Net Loss	(51,434)	(1,881,717)
Loss on impairment	-	818,521
(Gain) / Loss on derivative liability	(151,953)	264,027
Debt discount amortization	72,592	160,704
Loss on debt settlement	-	537
Amortization expense	-	31,479
Common stock for other services	-	66,459
Common stock for compensation	-	25,713
NOL at end of period	$(1,247,396)	$(1,116,601)
Effective Rate	0.34	0.34
Deferred Tax Asset	(424,115)	(379,644)
Valuation	424,115	379,644
Deferred Tax Asset	$-	$-

In June 2006, the FASB interpreted its standard for accounting for uncertainty in income taxes, an interpretation of accounting for income taxes.  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance the minimum recognition threshold and measurement attributable to a tax position taken on a tax return is required to be met before being recognized in the financial statements. The FASB’s interpretation had no material impact on the Company’s financial statements for the period ended December 31, 2012.

As of December 31, 2012, the Company had a net operating loss carry forward for income tax reporting purposes of $1,247,396 that may be offset against future taxable income through 2028. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

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

The Company has notes payable in which the holder has the right to convert all or a portion of the principal into shares of common stock at a conversion price equal to fifty percent (50%) of the average of the closing bid price of common stock during the five trading days immediately preceding the conversion date, or fifty percent (50%) of the closing bid price of the common stock on the date of issuance as quoted by Bloomberg, LP. Pursuant to the terms of this debenture, the holder shall not be entitled to convert a number of shares that would exceed 4.99% of the outstanding shares of the Company’s common stock.  Because the terms of the debentures do not specifically state that there is a minimum amount on which the price of the conversion can go and/or there is no maximum amount of shares that can be converted into, a derivative liability is triggered and must accounted for as such (see Note 5).

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

Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. At December 31, 2012 and September 30, 2012, the Company had no outstanding options or warrants.

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

NOTE 4: WEBSITE PROPERTIES

As of September 30, 2012 the Company has terminated its business relationship with iBacking Corp. the developer of the Indiebacker.com website and will therefore no longer use the website. As such the Company considers the asset fully impaired and has written its cost and related accumulated amortization down to $0, resulting in a loss on impairment of $490,959 as of September 30, 2012. The Company maintains the liability associated with the cost of developing the website (Note 5) but is seeking to rescind the debenture and cancel the debt (Note 9).

As of September 30, 2012 the Company has terminated its business relationship with Junior Capital, Inc. the developer of the HollywoodIndy.com website and will therefore no longer use the website. As such the Company considers the asset fully impaired and has written its cost and related accumulated amortization down to $0, resulting in a loss on impairment of $327,562 as of September 30, 2012. The Company maintains the liability associated with the cost of developing the website (Note 5) but is seeking to rescind the debenture (Note 9).

NOTE 5: CONVERTIBLE DEBENTURE

On July 1, 2011, the Company entered into an exchange agreement with Junior Capital Inc. (“Junior”), pursuant to which Junior exchanged a $350,000 promissory note for a $350,000 convertible debenture (the “Junior Debenture”). The Junior Debenture accrues interest of 10% and matures on July 1, 2012. Junior has the right to convert all or a portion of the principal into shares of common stock at a conversion price equal to fifty percent (50%) of the average of the closing bid price of common stock during the five trading days immediately preceding the conversion date, or fifty percent (50%) of the closing bid price of the common stock on the date of issuance, or $0.05 per share of common stock on the date of conversion as quoted by Bloomberg, LP. Pursuant to the terms of this debenture, the holder shall not be entitled to convert a number of shares that would exceed 4.99% of the outstanding shares of the Company’s common stock. Based on the initial valuation the Company has recorded a debt discount of $50,514, $46,155 of which has been amortized to interest expense. As of December 31, 2012, $143,500 of the $350,000 debenture was converted into 4,100,000 shares of common stock. As a result of the conversions $4,359 of debt discount amortization was accelerated and expensed, and the derivative liability decreased by $149,671. In addition, as a consequence of the triggering of the default provisions of the debenture, as a result of nonpayment as of the due date and failure to convert a portion of the debenture upon request, the interest on the debenture has been instated at a rate of 18%, effective as of the date of issuance, and a per day penalty of $500 has been accrued from the date of default of $46,000.

On October 25, 2011 the Company issued a convertible debenture/note payable to Junior Capital, Inc. for $20,000, $15,000 of this amount was advanced to the Company prior to signing the debenture and prior to the year ended September 30, 2011. The remaining $5,000 was received in October 2011.  The Debenture accrues interest of 10% beginning on October 25, 2011 and matures on October 25, 2012. Junior has the right to convert all or a portion of the principal into shares of common stock at a conversion price equal to fifty percent (50%) of the average of the closing bid price of common stock during the five trading days immediately preceding the conversion date, or fifty percent (50%) of the closing bid price of the common stock on the date of issuance as quoted by Bloomberg, LP. Pursuant to the terms of this debenture, the holder shall not be entitled to convert a number of shares that would exceed 4.99% of the outstanding shares of the Company’s common stock. Based on the initial valuation the Company has recorded a debt discount of $20,000, all of which has been amortized to interest expense. As of December 31, 2012 $20,000 of the principal face value of the Junior Debenture remains outstanding. In addition, as a consequence of the triggering of the default provision of the debenture the interest on the debenture has been instated at a rate of 18% effective as of the date of issuance.

On October 28, 2011, the Company entered into an exchange agreement with Editor Newswire Inc. (“Editor”), pursuant to which Editor exchanged a $20,000 promissory note for a $20,000 convertible debenture (the “Editor Debenture”). The Editor Debenture accrues interest of 10% and matures on October 28, 2012. Editor has the right to convert all or a portion of the principal into shares of common stock at a conversion price equal to fifty percent (50%) of the average of the closing bid price of common stock during the five trading days immediately preceding the conversion date, or fifty percent (50%) of the closing bid price of the common stock on the date of issuance as quoted by Bloomberg, LP. Pursuant to the terms of this debenture, the holder shall not be entitled to convert a number of shares that would exceed 4.99% of the outstanding shares of the Company’s common stock. Based on the initial valuation the Company has recorded a debt discount of $20,000, $16,304 of which has been amortized to interest expense. As of December 31, 2012 $20,000 of the principal face value of the Debenture remains outstanding. In addition, as a consequence of the triggering of the default provision of the debenture the interest on the debenture has been instated at a rate of 18% effective as of the date of issuance.

On November 18, 2011, the Company entered into an exchange agreement with Editor Newswire Inc. (“Editor”), pursuant to which Editor exchanged a $25,000 promissory note dated November 18, 2011 for a $25,000 convertible debenture (the “Editor Debenture”). The Editor Debenture accrues interest of 10% and matures on November 18, 2012. Editor has the right to convert all or a portion of the principal into shares of common stock at a conversion price equal to fifty percent (50%) of the average of the closing bid price of common stock during the five trading days immediately preceding the conversion date, or fifty percent (50%) of the closing bid price of the Common Stock on the date of issuance as quoted by Bloomberg, LP. Pursuant to the terms of this debenture, the holder shall not be entitled to convert a number of shares that would exceed 4.99% of the outstanding shares of the Company’s common stock. . Based on the initial valuation the Company has recorded a debt discount of $25,000, all of which has been amortized to interest expense. As of December 31, 2012 $25,000 of the principal face value of the Debenture remains outstanding. In addition, as a consequence of the triggering of the default provision of the debenture the interest on the debenture has been instated at a rate of 18% effective as of the date of issuance.

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

On March 15, 2012, the Company entered into a $40,000 convertible debenture with Junior Capital Inc. (“Junior”). The Junior Debenture accrues interest of 12% and matures on March 15, 2013. Junior has the right to convert all or a portion of the principal into shares of common stock at a conversion price equal to fifty percent (50%) of the average of the closing bid price of common stock during the five trading days immediately preceding the conversion date, or fifty percent (50%) of the closing bid price of the Common Stock on the date of issuance as quoted by Bloomberg, LP. Pursuant to the terms of this debenture, the holder shall not be entitled to convert a number of shares that would exceed 4.99% of the outstanding shares of the Company’s common stock. Based on the initial valuation the Company has recorded a debt discount of $40,000, $20,702 of which has been amortized to interest expense. As of December 31, 2012 $40,000 of the principal face value of the Debenture remains outstanding. In addition, as a consequence of the triggering of the default provision of the debenture the interest on the debenture has been instated at a rate of 18% effective as of the date of issuance.

On April 9, 2012, the Company entered into a $100,000 convertible debenture with Neil Linder. The debenture accrues interest of 12% and matures on April 9, 2013. Mr. Linder has the right to convert all or a portion of the principal into shares of common stock at a conversion price equal to the lesser of fifty percent (50%) of the average of the closing bid price of common stock during the five trading days immediately preceding the conversion date, or fifty percent (50%) of the closing bid price of the Common Stock on the date of issuance as quoted by Bloomberg, LP. Pursuant to the terms of this debenture, the holder shall not be entitled to convert a number of shares that would exceed 4.99% of the outstanding shares of the Company’s common stock. Based on the initial valuation the Company has recorded a debt discount of $49,532, $28,816 of which has been amortized to interest expense. As of December 31, 2012 $100,000 of the principal face value of the Debenture remains outstanding. In addition, as a consequence of the triggering of the default provision of the debenture the interest on the debenture has been instated at a rate of 18% effective as of the date of issuance.

On May 29, 2012, the Company entered into a $500,000 convertible debenture with iBacking Corp. The iBacking Debenture accrues interest of 12% and matures on May 29, 2013. iBacking has the right to convert all or a portion of the principal into shares of common stock at a conversion price equal to the lesser of fifty percent (50%) of the lowest closing bid price of common stock during the ten trading days immediately preceding the conversion date, or fifty percent (50%) of the closing bid price of the Common Stock on the date of issuance as quoted by Bloomberg, LP. Pursuant to the terms of this debenture, the holder shall not be entitled to convert a number of shares that would exceed 4.99% of the outstanding shares of the Company’s common stock. Based on the initial valuation the Company has recorded a debt discount of $84,651, $42,928 of which has been amortized to interest expense. As of December 31, 2012 $500,000 of the principal face value of the Debenture remains outstanding. In addition, as a consequence of the triggering of the default provision of the debenture the interest on the debenture has been instated at a rate of 18% effective as of the date of issuance.

On June 5, 2012, the Company entered into an $18,000 convertible debenture with Junior Capital Inc. (“Junior”). The Junior

Debenture accrues interest of 12% and matures on June 5, 2013. Junior has the right to convert all or a portion of the principal into shares of common stock at a conversion price equal to fifty percent (50%) of the average of the closing bid price of common stock during the five trading days immediately preceding the conversion date, or fifty percent (50%) of the closing bid price of the Common Stock on the date of issuance as quoted by Bloomberg, LP. Pursuant to the terms of this debenture, the holder shall not be entitled to convert a number of shares that would exceed 4.99% of the outstanding shares of the Company’s common stock. Based on the initial valuation the Company has recorded a debt discount of $18,000, $3,477 of which has been amortized to interest expense. As of December 31, 2012 $18,000 of the principal face value of the Debenture remains outstanding. In addition, as a consequence of the triggering of the default provision of the debenture the interest on the debenture has been instated at a rate of 18% effective as of the date of issuance,

The following inputs and assumptions were used to value the secured convertible notes issued in the year ended December 31, 2012 and September 30, 2012:

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

  The Holder would redeem based on availability of alternative financing, increasing 1.0% monthly to a maximum of 10%.

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

  On October 16, 2012, the Company authorized the issuance of 1,552,795 common shares in conversion of $10,000 of the Neil Linder debenture dated April 9, 2012. The shares were issued at $0.00644 pursuant to the conversion terms of the debenture.

 A summary of the activity of the derivative liability is shown below:

Balance at September 30, 2011	$116,504
Increase in derivative due to new issuances	275,183
Derivative loss due to new issuances	85,169
Decrease in derivative due to settlement of debt	(186,830)
Derivative loss due to mark to market adjustment	178,858
Balance at September 30, 2012	468,884
Increase in derivative due to new issuances	-
Derivative loss due to new issuances	-
Decrease in derivative due to settlement of debt	(11,368)
Derivative loss due to mark to market adjustment	(151,953)
Balance at December 31, 2012	$305,563

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

On March 31, 2011 the Company’s Board of Directors authorized the issuance of 100,000 common shares for Director’s fees totaling $38,000, based on the value of the common stock on the date of authorization. As of December 31, 2012 these shares had not yet been issued and therefore have been recorded as a stock payable.

On March 31, 2011 the Company’s Board of Directors authorized the issuance of 750,000 shares each to Jeff Ritchie, the Company’s CEO and Kenneth Eade the Company’s former CFO for compensation for services rendered in 2010, and an additional 200,000 shares to Kenneth Eade for legal services rendered, for total consideration of $646,000, based on the value of the common stock on the date of authorization. As of December 31, 2012 these shares had not yet been issued and therefore have been recorded as a stock payable.

During the three month period ended March 31, 2011, the Company authorized the issuance of 250,000 common shares for services valued at $95,000, based on the value of the common stock on the date of authorization. As of December 31, 2012 these shares had not yet been issued and therefore have been recorded as a stock payable.

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

On September 1, 2012, the Company authorized the issuance of 25,000 common shares to Rachel Boulds, the Company’s CFO, for compensation of services. The shares were issued at $0.0085 based on the value of the common stock on the date of authorization for total compensation expense of $213. The shares were issued in October 2012.

During September 2012, the Company authorized the issuance of 8,166,500 common shares for various services. Shares were issued at $0.0075 - $0.095 for total expense of $66,459. The shares were issued in October 2012.

During September 2012, the Company authorized the issuance of 115,000 common shares for related party debt of $440. The shares were issued at $0.0085 based on the value of the common stock on the date of authorization, resulting in a loss on the conversion of debt of $577. The shares were issued in October 2012.

On or about October 16, 2012, the Company issued 1,552,795 common shares in conversion of $10,000 of the Neil Linder debenture dated April 9, 2012. The shares were issued at $0.00644 pursuant to the conversion terms of the debenture.

On or about October 16, 2012, the Company issued 38,000 common shares in conversion of $380 advanced to the Company by a related party. The shares were issued at $0.01 based on the value of the common stock on the date of authorization.

During the quarter ended December 31, 2012, the Company issued 8,191,500 common shares for services and 115,000 common shares for debt. All issuances were previously recorded as a stock payable.

NOTE 7: RELATED PARTY TRANSACTION

During September 2012, the Company authorized the issuance of 115,000 common shares for related party debt of $440.

As of December 31, 2012, the Company owed its CEO $8,776. The money was advanced to the company to cover certain operating expenses. Amount is due on demand and accrues interest at 8% per year.

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

NOTE 8: FINANCIAL STATEMENT RESTATEMENT

As a result of the Company engaging a third party to perform a valuation analysis of its derivative instruments in the second quarter it became necessary to restate the financial statements for the three months ended December 31, 2011. The results of that restatement are as follows.

1)	All changes are a result of the independent valuation analysis of the Company’s derivative instruments.
2)	It was subsequently determined that this receivable was deemed uncollectable as of September 30, 2011.

	December 31, 2011
	As Reported	Adjustment		As Restated
Cash	$-	$-		$-
Website property, net of accumulated amortization	350,000	-		350,000
Total Assets	$350,000	$-		$350,000

Current Liabilities
Cash overdraft	$2	$-		2
Accounts payable	15,080	-		15,080
Accounts payable, related party	23,270	-		23,270
Accrued expenses	23,156	123		23,279
Accrued officer compensation	260,045	-		260,045
Advances from officers	7,922	-		7,922
Due to a related party	790	-		790
Derivative liability	-	123,895	1	123,895
Convertible debentures , net of discount	187,762	137,014	1	324,776
Total Liabilities	518,027	261,032		779,059

Stockholders' Equity (Deficit)

Common stock , $.0001 par value, 485,000,000 shares authorized, 24,570,991 and 24,120,991 issued and outstanding, respectively	2,412	-		2,412
Additional paid in capital	3,249,660	(365,000)		2,884,660
Common stock subscribed	779,000	-		779,000
Deficit accumulated during development stage	(4,199,099)	103,968		(4,095,131)
Total Stockholders' Equity (Deficit)	(168,027)	(261,032)		(429,059)
Total Liabilities and Stockholders' Equity (Deficit)	$350,000	$-		$350,000

	For the Three Months Ended December 31, 2011
	As Reported	Adjustment			As Restated
Investment income	$-	$-		$

Total income	-	-

Expenses
Officer compensation	75,000	-			75,000
Professional fees	26,825	-			26,825
Bad debt expense	70,365	(70,365)	2		-
General and administrative	2,431	-			2,431
Total operating expenses	174,621	70,365			104,256
Net loss from operations	$(174,621)	$70,365			$(104,256)

Other income and (expense)
Gain on derivative liability	-	27,758	1		27,758
Interest expense	(109,371)	48,493	1		(60,878)
Total other expense	(109,371)	76,251			(33,120)
Net loss	$(283,992)	$146,616			$(137,376)

NOTE 9: LEGAL PROCEEDINGS

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

NOTE 10: GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has generated minimal revenue during the period September 14, 2007 (inception) through December 31, 2012, has an accumulated deficit of $5,890,906 and has funded its operations primarily through the issuance of debt and equity. This matter raises substantial doubt about the Company's ability to continue as a going concern.

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

Item 2:  Management’s Discussion and Analysis or Plan of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this filing as well as with Management’s Discussion and Analysis or Plan of Operations contained in the Company’s Report on Form 10-K, for the year ended September 30, 2012, filed with the Securities and Exchange Commission.

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

Film production – The Company identifies, produces, and secures distribution of a film.  The Company owns the film in perpetuity and directly participates in all revenue generated by the film.  The company will only producefilms when distribution is secured in advance by its sales agent arm.

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

Results of Operations – Three Months Ended December 31, 2012 as Compared to the Three Months Ended December 31, 2011

For the three months ended December 31, 2012 operating expenses decreased $61,489 to $42,767 as of December 31, 2012 compared to $104,256 as of December 31, 2011. The decrease in operating expenses is mostly due to lower officer compensation and professional fees in the current quarter.

Net loss decreased by $85,942 to $51,434 from $137,376 for the three months ended December 31, 2012 as compared to the three months ended December 31, 2011.  The decrease can be largely attributed to a gain on derivative liability of $151,953.

Cash Flow

During the three months ended December 31, 2012, the Company used $3,036 of cash for operating activities and received net proceeds from financing activities of $3,036.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the current fiscal quarter of year 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
11

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

On March 31, 2011 the Company’s Board of Directors authorized the issuance of 100,000 common shares for Director’s fees totaling $38,000, based on the value of the common stock on the date of authorization. As of December 31, 2012 these shares had not yet been issued and therefore have been recorded as a stock payable.

On March 31, 2011 the Company’s Board of Directors authorized the issuance of 750,000 shares each to Jeff Ritchie, the Company’s CEO and Kenneth Eade the Company’s former CFO for compensation for services rendered in 2010, and an additional 200,000 shares to Kenneth Eade for legal services rendered, for total consideration of $646,000, based on the value of the common stock on the date of authorization. As of December 31, 2012 these shares had not yet been issued and therefore have been recorded as a stock payable.

During the three month period ended March 31, 2011, the Company authorized the issuance of 250,000 common shares for services valued at $95,000, based on the value of the common stock on the date of authorization. As of December 31, 2012 these shares had not yet been issued and therefore have been recorded as a stock payable.

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

On September 1, 2012, the Company authorized the issuance of 25,000 common shares to Rachel Boulds, the Company’s CFO, for compensation of services. The shares were issued at $0.0085 based on the value of the common stock on the date of authorization for total compensation expense of $213. The shares were issued in October 2012.

During September 2012, the Company authorized the issuance of 8,166,500 common shares for various services. Shares were issued at $0.0075 - $0.095 for total expense of $66,459. The shares were issued in October 2012.

During September 2012, the Company authorized the issuance of 115,000 common shares for related party debt of $440. The shares were issued at $0.0085 based on the value of the common stock on the date of authorization, resulting in a loss on the conversion of debt of $577. The shares were issued in October 2012.

On or about October 16, 2012, the Company issued 1,552,795 common shares in conversion of $10,000 of the Neil Linder debenture dated April 9, 2012. The shares were issued at $0.00644 pursuant to the conversion terms of the debenture.

On or about October 16, 2012, the Company issued 38,000 common shares in conversion of $380 advanced to the Company by a related party.

During the quarter ended December 31, 2012, the Company issued 8,306,500 common shares on its stock payable.

All shares were issued in reliance upon Section 4(2) of the Securities Act of 1933. No underwriters were used in any of the above-referenced sales.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mining Safety Disclosures.

None.

Item 5. Other Information

None.

Item 6. Exhibits

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
10.1	Convertible Debenture for $350,000 dated November 16, 2011 to Junior Capital, Inc.		10-K	9/30/2011	10.1	1/13/2012
10.2	Convertible Debenture for $20,000 dated October 25, 2011 to Junior Capital Inc.		10-K	9/30/2011	10.2	1/13/2012
10.3	Convertible Debenture for $20,000 dated October 28, 2011 to Editor Newswire Inc.		10-K	9/30/2011	10.3	1/13/2012
10.4	Convertible Debenture for $25,000 dated November 18, 2011 to Editor Newswire Inc.		10-K	9/30/2011	10.4	1/13/2012
10.5	Convertible Debenture for $33,000 dated January 11, 2012 to Junior Capital Inc.		10-Q	3/31/2012	10.5	5/18//2012
10.6	Convertible Debenture for $40,000 dated March 15, 2012 to Junior Capital Inc.		10-Q	3/31/2012	10.6	5/18//2012
10.7	Convertible Debenture for $18,000 dated June 5, 2012 to Junior Capital Inc.		10-Q	3/31/2012	10.7	8/20/2012
10.8	Convertible Debenture for $500,000 dated May 29, 2012 to iBacking Corp.		10-Q	6/30/2012	10.8	8/20/2012
10.9	Convertible Debenture for $100,000 dated April 9, 2012 Neil Linder		10-Q	6/30/2012	10.9	8/20/2012
101.INS*	XBRL Instance Document	X
101.SCH*	XBRL Taxonomy Extension Schema Document	X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Definition	X

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

Date: February 19, 2013	INDEPENDENT FILM DEVELOPMENT CORPORATION BY: Jeff Ritchie /s/ Jeff Ritchie Jeff Ritchie Chief Executive Officer and Director By: Rachel Boulds /s/Rachel Boulds Rachel Boulds Chief Financial Officer

