Form 10-Q
period 2013-03-31
Independent Film Development CORP
filed 2013-05-20
CIK 1425883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

_X_	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

As of May 1, 2013, the issuer had 39,183,670 shares of common stock outstanding.

Transitional Small Business Disclosure Format:    Yes    ☐      No   ☒

2

Independent Film Development Corporation

(a Development Stage Company)

FORM 10-Q

For the Quarterly Period Ended March 31, 2013

PART I – FINANCIAL INFORMATION

TABLE OF CONTENTS

Balance Sheets as of March 31, 2013 and September 30, 2012 (unaudited)	5

Statements of Operations for the three and six months ended March 31, 2013 and 2012, and from inception on September 14, 2007 through March 31, 2013 (unaudited)	6

Statement of Stockholders’ Equity (Deficit) from inception on September 14, 2007 through March 31, 2013 (unaudited)	7

Statements of Cash Flows for the three and six months ended March 31, 2013 and 2012, and from inception on September 14, 2007 through March 31, 2013 (unaudited)	8

Notes to the Financial Statements (unaudited)	10

Independent Film Development Corporation
(a Development Stage Company)
Balance Sheets (unaudited)

	March 31, 2013	September 30, 2012

ASSETS

Cash	$—	$—
Total Current Assets

Total Assets	$—	$—
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Bank overdraft	$12	$2
Accounts payable	19,851	18,862
Accounts payable, related party	20,270	20,270
Accrued officer compensation	427,526	347,976
Accrued interest and penalties	308,228	134,266
Accrued interest, related party	422	—
Advances from officers	9,209	9,127
Due to a related party	4,210	2,960
Note payable	18,550	—
Derivative liability	375,720	468,884
Convertible debentures in default (net of discount of $35,578 and $170,477, respectively)	883,972	759,073
Total Liabilities	2,067,970	1,761,420

Stockholders' Equity (Deficit)
Preferred Stock, $.0001 par value, 15,000,0000 shares authorized, none issued and outstanding	—	—
Common stock, $.0001 par value, 485,000,000
shares authorized, 39,183,670 and 29,286,375 issued and outstanding, respectively	3,918	2,929
Additional paid in capital	3,411,872	3,323,473
Common stock payable	686,777	751,650
Deficit accumulated during development stage	(6,170,537)	(5,839,472)
Total Stockholders' Equity (Deficit)	(2,067,970)	(1,761,420)
Total Liabilities and Stockholders' Equity (Deficit)	$—	$—

The accompanying notes are an integral part of these financial statements.

Independent Film Development Corporation (a Development Stage Company) Statements of Operations (Unaudited)
	For the Six Months Ended		For the Three Months Ended		September 14, 2007
	March 31,		March 31,		(inception) through
	2013	2012	2013	2012	March 31, 2013

Revenue	$-	$-	$-	$-	$3,770
Cost of revenue	-	-	-	-	-
Gross revenue	-	-	-	-	3,770

Operating Expenses:
Officer compensation	83,318	150,976	43,043	75,976	1,137,557
Professional fees	17,948	48,636	16,448	21,811	498,750
Director fees	-	-	-	-	38,000
Loss on impairment of websites	-	-	-	-	818,521
Bad debt expense	-	-	-	-	72,635
General and administrative	2,313	9,498	1,321	7,067	2,762,219
Total operating expenses	103,579	209,110	60,812	104,854	5,327,682
Loss from operations	(103,579)	(209,110)	(60,812)	(104,854)	(5,323,912)

Other income and (expense):
Gain (loss) on derivative liability	81,796	(56,586)	(70,157)	(49,195)	(233,221)
Loss on settlement of debt	-	-	-	-	(537)
Penalty expense	(91,000)	-	(45,000)	-	(107,500)
Interest expense	(218,282)	(60,857)	(103,662)	(35,128)	(505,367)
Total other expense	(227,486)	(117,443)	(218,819)	(84,323)	(846,625)

Net loss	$(331,065)	$(326,553)	$(279,631)	$(189,177)	$(6,170,537)

Loss per share
Basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average shares
outstanding basic and diluted	38,808,166	24,182,466	39,183,670	24,244,617

The accompanying notes are an integral part of these financial statements.

Independent Film Development Corporation
(a Development Stage Company)
Statement of Stockholders’ Equity (Deficit) (unaudited)

	Number of Shares Outstanding	Common Stock at Par Value	Paid in Capital	Deficit Accumulated During Development	Common Stock Subscribed	Stock Subscription Receivable	Total

Beginning balance	-	$-	$-	$-	$-	$-	$-
Stock issued for cash	125	-	500	-	-	-	500
Balance at September 30, 2007	125	-	500	-	-	-	500
Stock issued for cash	18,492	2	35,940	-	-	-	35,942
Net loss for the year ended September 30, 2008	-	-	-	(33,413)	-	-	(33,413)
Balance at September 30, 2008	18,617	2	36,440	(33,413)	-	-	3,029
Stock issued for cash	34,803	3	109,997	-	-	(85,000)	25,000
Stock issued for compensation	22,300,000	2,230	2,227,770	-	-	-	2,230,000
Net loss for year ended September 30, 2009	-	-	-	(2,258,311)	-	-	(2,258,311)
Balance at September 30, 2009	22,353,420	2,235	2,374,207	(2,291,724)	-	(85,000)	(282)
Stock issued for cash	626,571	63	197,032	-	-	-	197,095
Stock issued for compensation	4,000	-	2,000	-	-	-	2,000
Stock subscription receivable	-	-	-	-	-	22,660	22,660
Net loss for year ended September 30, 2010	-	-	-	(217,881)	-	-	(217,881)
Balance at September 30, 2010	22,983,991	2,298	2,573,239	(2,509,605)	-	(62,340)	3,592
Stock for other services	556,000	56	211,224	-	171,000	-	382,280
Stock for officer compensation	-	-	-	-	570,000	-	570,000
Stock for Director fees	-	-	-	-	38,000	-	38,000
Stock issued for cash	575,000	57	39,918	-	-	(8,025)	31,950
Common stock issued for lock up agreement	6,000	1	2,279	-	-	-	2,280
Write off of stock subscription receivable	-	-	-	-	-	70,365	70,365
Net loss for the year ended September 30, 2011	-	-	-	(1,448,150)	-	-	(1,448,150)
Balance at September 30, 2011	24,120,991	2,412	2,826,660	(3,957,755)	779,000	-	(349,683)
Write off of stock payable	-	-	95,000	-	(95,000)	-	-
Stock for officer compensation	50,000	5	25,495	-	213	-	25,713
Settlement of derivative liability	-	-	186,830	-	-	-	186,830
Stock issued in conversion of note payable	5,115,384	512	175,988	-	-	-	176,500
Stock issued for services	-	-	-	-	66,459	-	66,459
Stock issued to settle debt	-	-	-	-	978	-	978
Contributed capital	-	-	13,500	-	-	-	13,500
Net loss for the year ended September 30, 2012	-	-	-	(1,881,717)	-	-	(1,881,717)
Balance at September 30, 2012	29,286,375	2,929	3,323,473	(5,839,472)	751,650	-	(1,761,420)
Stock issued on payable	8,306,500	830	66,810	-	(67,640)	-	-
Stock issued to settle debt	38,000	4	376	-	-	-	380
Stock issued in conversion of note payable	1,552,795	155	9,845		-	-	10,000
Settlement of derivative liability	-	-	11,368	-	-	-	11,368
Stock for officer compensation	-	-	-	-	2,767		2,767
Net loss for the period ended March 31, 2013	-	-	-	(331,065)	-	-	(331,065)
Balance at March 31, 2013	39,183,670	$3,918	$3,411,872	$(6,170,537)	$686,777	$-	$(2,067,970)

The accompanying notes are an integral part of these financial statements.

Independent Film Development Corporation
(a Development Stage Company)
Statements of Cash Flows
(Unaudited)
	For the Six Months Ended		September 14, 2007
	March 31,		(inception) through
	2013	2012	March 31, 2013
			(Restated)
Cash flows from operating activities:
Net loss	$(331,065)	$(326,553)	$(6,170,537)
Adjustments to reconcile net loss to total cash used in operations:
Common stock for compensation	2,767	25,500	2,830,480
Common stock for other services	-	-	451,019
Common stock for Director's fees	-	-	38,000
Loss on settlement of debt	-	-	537
Amortization expense	-	4,986	31,479
Loss on impairment of website properties	-	-	818,521
(Gain) loss on derivative liability	(81,796)	56,586	233,221
Bad debt expense for stock subscription receivable	-	-	70,365
Debt discount amortization	134,899	39,577	305,119
Change in assets and liabilities:
Increase (decrease) in accounts payable	989	(7,136)	17,852
Increase in accounts payable, related party	-	(1,300)	22,270
Increase in accrued interest, related party	422	-	422
Increase in accrued expenses	173,962	21,280	308,228
Increase in accrued compensation	79,550	61,016	427,526
Net cash used in operating activities	(20,272)	(126,044)	(615,498)

Cash flows from investing activities	-	-	-

Cash flows from financing activities:
Bank overdraft	10		12
Proceeds/payments on loan, related party	1,250	(350)	1,790
Proceeds from debentures/note payable	18,550	123,050	274,600
Proceeds from subscriptions receivable	-	-	22,660
Contributed capital	-	-	13,500
Advances/payments to/from officers	462	(18)	12,449
Proceeds from the sale of common stock	-	-	290,487
Net cash provided by financing activities	20,272	122,682	615,498
Net increase (decrease) in cash	-	(3,362)	-
Cash at beginning of period	-	5,222	-
Cash at end of period	$-	$1,860	$-
Cash paid for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

Supplemental disclosure of non cash activities
Website property acquired with convertible debenture	$-	$-	$850,000
Common stock issued for conversion of debt	$10,380	$45,000	$186,880
Settlement of derivative liability	$11,368	$61,188	$198,198
Debt discount on convertible notes payable	$-	$123,000	$275,183
Forgiveness of stock payable	$-	$95,000	$95,000
Issuance of stock payable for debt	$978	$-	$978
Issuance of stock payable for services	$66,663	$-	$66,663

The accompanying notes are an integral part of these financial statements.

Independent Film Development Corporation

(A Development Stage Company)

Notes to Financial Statements

March 31, 2013

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

The unaudited interim financial statements should be read in conjunction with the Company’s annual report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the fiscal year ended September 30, 2012.  The interim results for the six months ended March 31, 2013 are not necessarily indicative of the results for the full fiscal year.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents as of March 31, 2013 and September 30, 2012.

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

The following table presents assets and liabilities that are measured and recognized at fair value as of March 31, 2013 and September 30, 2012 on a recurring basis. The change in fair value is a result of the embedded derivative feature in the convertible debentures.

March 31, 2013

Description	Level 1	Level 2	Level 3	Total Gains and (Losses)
Derivative	-	-	(375,720)	70,157
Total	$-	$-	$(375,720)	$70,157

September 30, 2012

Description	Level 1	Level 2	Level 3	Total Gains and (Losses)
Derivative	-	-	(468,884)	(264,027)
Total	$-	$-	$(468,884)	$(264,027)

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

In June 2006, the FASB interpreted its standard for accounting for uncertainty in income taxes, an interpretation of accounting for income taxes.  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance the minimum recognition threshold and measurement attributable to a tax position taken on a tax return is required to be met before being recognized in the financial statements. The FASB’s interpretation had no material impact on the Company’s financial statements for the period ended March 31, 2013.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. At March 31, 2013 and September 30, 2012, the Company had no outstanding options or warrants.

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

NOTE 4: WEBSITE PROPERTIES

As of September 30, 2012 the Company has terminated its business relationship with iBacking Corp. the developer of the Indiebacker.com website and will therefore no longer use the website. As such the Company considers the asset fully impaired and has written its cost and related accumulated amortization down to $0, resulting in a loss on impairment of $490,959 as of September 30, 2012. The Company maintains the liability associated with the cost of developing the website (Note 5) but is seeking to rescind the debenture and cancel the debt (Note 8).

As of September 30, 2012 the Company has terminated its business relationship with Junior Capital, Inc. the developer of the HollywoodIndy.com website and will therefore no longer use the website. As such the Company considers the asset fully impaired and has written its cost and related accumulated amortization down to $0, resulting in a loss on impairment of $327,562 as of September 30, 2012. The Company maintains the liability associated with the cost of developing the website (Note 5) but is seeking to rescind the debenture (Note 8).

NOTE 5: CONVERTIBLE DEBENTURE

On July 1, 2011, the Company entered into an exchange agreement with Junior Capital Inc. (“Junior”), pursuant to which Junior exchanged a $350,000 promissory note for a $350,000 convertible debenture (the “Junior Debenture”). The Junior Debenture accrues interest of 10% and matures on July 1, 2012. Junior has the right to convert all or a portion of the principal into shares of common stock at a conversion price equal to fifty percent (50%) of the average of the closing bid price of common stock during the five trading days immediately preceding the conversion date, or fifty percent (50%) of the closing bid price of the common stock on the date of issuance, or $0.05 per share of common stock on the date of conversion as quoted by Bloomberg, LP. Pursuant to the terms of this debenture, the holder shall not be entitled to convert a number of shares that would exceed 4.99% of the outstanding shares of the Company’s common stock. Based on the initial valuation the Company has recorded a debt discount of $50,514, $46,155 of which has been amortized to interest expense. As of March 31, 13, $143,500 of the $350,000 debenture was converted into 4,100,000 shares of common stock. As a result of the conversions the remaining $4,359 of debt discount amortization was accelerated and expensed, and the derivative liability decreased by $149,671. In addition, as a consequence of the triggering of the default provisions of the debenture, as a result of nonpayment as of the due date and failure to convert a portion of the debenture upon request, the interest on the debenture has been instated at a rate of 18%, effective as of the date of issuance, and a per day penalty of $500 has been accrued from the date of default of $107,500.

On October 25, 2011 the Company issued a convertible debenture/note payable to Junior Capital, Inc. for $20,000, $15,000 of this amount was advanced to the Company prior to signing the debenture and prior to the year ended September 30, 2011. The remaining $5,000 was received in October 2011.  The Debenture accrues interest of 10% beginning on October 25, 2011 and matures on October 25, 2012. Junior has the right to convert all or a portion of the principal into shares of common stock at a conversion price equal to fifty percent (50%) of the average of the closing bid price of common stock during the five trading days immediately preceding the conversion date, or fifty percent (50%) of the closing bid price of the common stock on the date of issuance as quoted by Bloomberg, LP. Pursuant to the terms of this debenture, the holder shall not be entitled to convert a number of shares that would exceed 4.99% of the outstanding shares of the Company’s common stock. Based on the initial valuation the Company has recorded a debt discount of $20,000, all of which has been amortized to interest expense. As of March 31, 2013, $20,000 of the principal face value of the Junior Debenture remains outstanding. In addition, as a consequence of the triggering of the default provision of the debenture the interest on the debenture has been instated at a rate of 18% effective as of the date of issuance.

On October 28, 2011, the Company entered into an exchange agreement with Editor Newswire Inc. (“Editor”), pursuant to which Editor exchanged a $20,000 promissory note for a $20,000 convertible debenture (the “Editor Debenture”). The Editor Debenture accrues interest of 10% and matures on October 28, 2012. Editor has the right to convert all or a portion of the principal into shares of common stock at a conversion price equal to fifty percent (50%) of the average of the closing bid price of common stock during the five trading days immediately preceding the conversion date, or fifty percent (50%) of the closing bid price of the common stock on the date of issuance as quoted by Bloomberg, LP. Pursuant to the terms of this debenture, the holder shall not be entitled to convert a number of shares that would exceed 4.99% of the outstanding shares of the Company’s common stock. Based on the initial valuation the Company has recorded a debt discount of $20,000, all of which has been amortized to interest expense. As of March 31, 2013 $20,000 of the principal face value of the Debenture remains outstanding. In addition, as a consequence of the triggering of the default provision of the debenture the interest on the debenture has been instated at a rate of 18% effective as of the date of issuance.

On November 18, 2011, the Company entered into an exchange agreement with Editor Newswire Inc. (“Editor”), pursuant to which Editor exchanged a $25,000 promissory note dated November 18, 2011 for a $25,000 convertible debenture (the “Editor Debenture”). The Editor Debenture accrues interest of 10% and matures on November 18, 2012. Editor has the right to convert all or a portion of the principal into shares of common stock at a conversion price equal to fifty percent (50%) of the average of the closing bid price of common stock during the five trading days immediately preceding the conversion date, or fifty percent (50%) of the closing bid price of the Common Stock on the date of issuance as quoted by Bloomberg, LP. Pursuant to the terms of this debenture, the holder shall not be entitled to convert a number of shares that would exceed 4.99% of the outstanding shares of the Company’s common stock. . Based on the initial valuation the Company has recorded a debt discount of $25,000, all of which has been amortized to interest expense. As of March 31, 2013 $25,000 of the principal face value of the Debenture remains outstanding. In addition, as a consequence of the triggering of the default provision of the debenture the interest on the debenture has been instated at a rate of 18% effective as of the date of issuance.

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

On March 15, 2012, the Company entered into a $40,000 convertible debenture with Junior Capital Inc. (“Junior”). The Junior Debenture accrues interest of 12% and matures on March 15, 2013. Junior has the right to convert all or a portion of the principal into shares of common stock at a conversion price equal to fifty percent (50%) of the average of the closing bid price of common stock during the five trading days immediately preceding the conversion date, or fifty percent (50%) of thelosing bid price of the Common Stock on the date of issuance as quoted by Bloomberg, LP. Pursuant to the terms of this debenture, the holder shall not be entitled to convert a number of shares that would exceed 4.99% of the outstanding shares of the Company’s common stock. Based on the initial valuation the Company has recorded a debt discount of $40,000, all of which has been amortized to interest expense. As of March 31, 2013 $40,000 of the principal face value of the Debenture remains outstanding. In addition, as a consequence of the triggering of the default provision of the debenture the interest on the debenture has been instated at a rate of 18% effective as of the date of issuance.

On April 9, 2012, the Company entered into a $100,000 convertible debenture with Neil Linder. The debenture accrues interest of 12% and matures on April 9, 2013. Mr. Linder has the right to convert all or a portion of the principal into shares of common stock at a conversion price equal to the lesser of fifty percent (50%) of the average of the closing bid price of common stock during the five trading days immediately preceding the conversion date, or fifty percent (50%) of the closing bid price of the Common Stock on the date of issuance as quoted by Bloomberg, LP. Pursuant to the terms of this debenture, the holder shall not be entitled to convert a number of shares that would exceed 4.99% of the outstanding shares of the Company’s common stock. Based on the initial valuation the Company has recorded a debt discount of $49,532, $44,277 of which has been amortized to interest expense. As of March 31, 2013 $100,000 of the principal face value of the Debenture remains outstanding. In addition, as a consequence of the triggering of the default provision of the debenture the interest on the debenture has been instated at a rate of 18% effective as of the date of issuance.

On May 29, 2012, the Company entered into a $500,000 convertible debenture with iBacking Corp. The iBacking Debenture accrues interest of 12% and matures on May 29, 2013. iBacking has the right to convert all or a portion of the principal into shares of common stock at a conversion price equal to the lesser of fifty percent (50%) of the lowest closing bid price of common stock during the ten trading days immediately preceding the conversion date, or fifty percent (50%) of the closing bid price of the Common Stock on the date of issuance as quoted by Bloomberg, LP. Pursuant to the terms of this debenture, the holder shall not be entitled to convert a number of shares that would exceed 4.99% of the outstanding shares of the Company’s common stock. Based on the initial valuation the Company has recorded a debt discount of $84,651, $64,377 of which has been amortized to interest expense. As of March 31, 2013 $500,000 of the principal face value of the Debenture remains outstanding. In addition, as a consequence of the triggering of the default provision of the debenture the interest on the debenture has been instated at a rate of 18% effective as of the date of issuance.

On June 5, 2012, the Company entered into an $18,000 convertible debenture with Junior Capital Inc. (“Junior”). The Junior Debenture accrues interest of 12% and matures on June 5, 2013. Junior has the right to convert all or a portion of the principal into shares of common stock at a conversion price equal to fifty percent (50%) of the average of the closing bid price of common stock during the five trading days immediately preceding the conversion date, or fifty percent (50%) of the closing bid price of the Common Stock on the date of issuance as quoted by Bloomberg, LP. Pursuant to the terms of this debenture, the holder shall not be entitled to convert a number of shares that would exceed 4.99% of the outstanding shares of the Company’s common stock. Based on the initial valuation the Company has recorded a debt discount of $18,000, $7,951 of which has been amortized to interest expense. As of March 31, 2013 $18,000 of the principal face value of the Debenture remains outstanding. In addition, as a consequence of the triggering of the default provision of the debenture the interest on the debenture has been instated at a rate of 18% effective as of the date of issuance,

The following inputs and assumptions were used to value the secured convertible notes at March 31, 2013 and September 30, 2012:

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
15

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

A summary of the activity of the derivative liability is shown below:

Balance at September 30, 2011	$116,504
Increase in derivative due to new issuances	275,183
Derivative loss due to new issuances	85,169
Decrease in derivative due to settlement of debt	(186,830)
Derivative loss due to mark to market adjustment	178,858
Balance at September 30, 2012	468,884
Increase in derivative due to new issuances	-
Derivative loss due to new issuances	-
Decrease in derivative due to settlement of debt	(11,368)
Derivative gain due to mark to market adjustment	(81,796)
Balance at March 31, 2013	$375,720

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

On March 31, 2011 the Company’s Board of Directors authorized the issuance of 100,000 common shares for Director’s fees totaling $38,000, based on the value of the common stock on the date of authorization. As of March 31, 2013 these shares had not yet been issued and therefore have been recorded as a stock payable.

On March 31, 2011 the Company’s Board of Directors authorized the issuance of 750,000 shares each to Jeff Ritchie, the Company’s CEO and Kenneth Eade the Company’s former CFO for compensation for services rendered in 2010, and an additional 200,000 shares to Kenneth Eade for legal services rendered, for total consideration of $646,000, based on the value of the common stock on the date of authorization. As of March 31, 2013 these shares had not yet been issued and therefore have been recorded as a stock payable.

During the three month period ended March 31, 2011, the Company authorized the issuance of 250,000 common shares for services valued at $95,000, based on the value of the common stock on the date of authorization. The payable was subsequently written off to forgiveness of stock payable.

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

During September 2012, the Company authorized the issuance of 115,000 common shares for related party debt of $440. The shares were issued at $0.0085 based on the value of the common stock on the date of authorization, resulting in a loss on the conversion of debt of $537. The shares were issued in October 2012.

On October 16, 2012, the Company issued 1,552,795 common shares in conversion of $10,000 of the Neil Linder debenture dated April 9, 2012. The shares were issued at $0.00644 pursuant to the conversion terms of the debenture.

On October 16, 2012, the Company issued 38,000 common shares in conversion of $380 advanced to the Company by a related party. The shares were issued at $0.01 based on the value of the common stock on the date of authorization.

During the quarter ended December 31, 2012, the Company issued 8,191,500 common shares for services and 115,000 common shares for debt. All issuances were previously recorded as a stock payable.

On February 4, 2013, the Company authorized the issuance of 75,000 common shares to Rachel Boulds, the Company’s CFO, for compensation of services. The shares were issued at $0.0369 based on the value of the common stock on the date of authorization for total compensation expense of $2,767. The shares were not issued by the transfer agent as of March 31, 2013 so therefore have been recorded as a stock payable.

NOTE 7: RELATED PARTY TRANSACTION

During September 2012, the Company authorized the issuance of 115,000 common shares for related party debt of $440. The shares were valued at $0.0085, the stock price on the date of authorization. As a result of the transaction the Company recorded a loss on settlement of debt of $537.

As of March 31, 2013, the Company owed its CEO $9,209. The money was advanced to the company to cover certain operating expenses. Amount is due on demand and accrues interest at 8% per year.

During the year ended September 30, 2012, the Company authorized the issuance of 75,000 common shares to Rachel Boulds, the Company’s CFO for compensation of services. The shares were issued based on the value of the common stock on the date of authorization for total compensation expense of $25,713.

On or about February 4, 2013, the Company authorized the issuance of 75,000 common shares to Rachel Boulds, the Company’s CFO, for compensation of services. The shares were issued at $0.0369 based on the value of the common stock on the date of authorization for total compensation expense of $2,767. The shares were not issued by the transfer agent as of March 31, 2013 so therefore have been recorded as a stock payable.

NOTE 8: LEGAL PROCEEDINGS

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

The company has filed an action in federal court, Central District of California, Case No.SAV13-259-DOC, against Junior Capital, Inc., iBacking Corp; and Albert Aimers for securities fraud, rescission, declaratory relief, interference with contract and prospective economic advantage.

NOTE 9: GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has generated minimal revenue during the period September 14, 2007 (inception) through March 31, 2013, has an accumulated deficit of $6,170,537 and has funded its operations primarily through the issuance of debt and equity. This matter raises substantial doubt about the Company's ability to continue as a going concern.

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

Results of Operations – Three Months Ended March 31, 2013 as Compared to the Three Months Ended March 31, 2012

For the three months ended March 31, 2013 operating expenses decreased $44,042 to $60,812 as of March 31, 2013 compared to $104,854 as of March 31, 2012. The decrease in operating expenses is mostly due to lower officer compensation and professional fees in the current quarter.

Net loss increased by $90,454 to $279,631 from $189,177 for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.  The increase is due to an increase in the loss on derivative liability as well as the additional penalty and interest expense being accrued on past due debentures.

Results of Operations – Six Months Ended March 31, 2013 as Compared to the Six Months Ended March 31, 2012

For the six months ended March 31, 2013 operating expenses decreased $105,531 to $103,579 as of March 31, 2013 compared to $209,110 as of March 31, 2012. The decrease in operating expenses is mostly due to lower officer compensation and professional fees in the current period.

Net loss increased by only $4,512 to $331,065 from $326,553 for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

Cash Flow

During the six months ended March 31, 2013, the Company used $20,272 of cash for operating activities and received net proceeds from financing activities of $20,272.

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

As a result of management’s assessment we have concluded that our controls and procedures are not effective as of March 31, 2013. We have identified the following material weaknesses in internal control over financial reporting:

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

The company has filed an action in federal court, Central District of California, Case No.SAV13-259-DOC, against Junior Capital, Inc., iBacking Corp; and Albert Aimers for securities fraud, rescission, declaratory relief, interference with contract and prospective economic advantage.

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

On March 31, 2011 the Company’s Board of Directors authorized the issuance of 100,000 common shares for Director’s fees totaling $38,000, based on the value of the common stock on the date of authorization. As of March 31, 2013 these shares had not yet been issued and therefore have been recorded as a stock payable.

On March 31, 2011 the Company’s Board of Directors authorized the issuance of 750,000 shares each to Jeff Ritchie, the Company’s CEO and Kenneth Eade the Company’s former CFO for compensation for services rendered in 2010, and an additional 200,000 shares to Kenneth Eade for legal services rendered, for total consideration of $646,000, based on the value of the common stock on the date of authorization. As of March 31, 2013 these shares had not yet been issued and therefore have been recorded as a stock payable.

During the three month period ended March 31, 2011, the Company authorized the issuance of 250,000 common shares for services valued at $95,000, based on the value of the common stock on the date of authorization. The payable was subsequently written off to forgiveness of stock payable.

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

During September 2012, the Company authorized the issuance of 115,000 common shares for related party debt of $440. The shares were issued at $0.0085 based on the value of the common stock on the date of authorization, resulting in a loss on the conversion of debt of $537. The shares were issued in October 2012.

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

On or about February 4, 2013, the Company authorized the issuance of 75,000 common shares to Rachel Boulds, the Company’s CFO, for compensation of services. The shares were issued at $0.0369 based on the value of the common stock on the date of authorization for total compensation expense of $2,767. The shares were not issued by the transfer agent as of March 31, 2013 so therefore have been recorded as a stock payable.

All shares were issued in reliance upon Section 4(2) of the Securities Act of 1933. No underwriters were used in any of the above-referenced sales.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mining Safety Disclosure

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

Date: May 20, 2013	INDEPENDENT FILM DEVELOPMENT CORPORATION BY: Jeff Ritchie /s/ Jeff Ritchie Jeff Ritchie Chief Executive Officer and Director By: Rachel Boulds /s/Rachel Boulds Rachel Boulds Chief Financial Officer

