Form 10-Q
period 2013-06-30
Independent Film Development CORP
filed 2013-08-20
CIK 1425883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

_X_	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

____	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                          to

INDEPENDENT FILM DEVELOPMENT CORPORATION

(Name of small business issuer specified in its charter)

Nevada	56-2676759
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

420 North Camden Dr. Retail Level Beverly Hills, California. 90210	90210
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (310) 295-1711 9107 Wilshire Blvd., Suite 450 Beverly Hills, California (Former address of principle offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes  ☒       No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non–accelerated filer, or a smaller reporting company.   See definitions of large accelerated filer, accelerated filer and smaller reporting company in Section 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐     No ☒

As of August 14, 2013, the issuer had 53,963,670 shares of common stock outstanding.

Transitional Small Business Disclosure Format:    Yes    ☐      No   ☒

2

Independent Film Development Corporation

(a Development Stage Company)

FORM 10-Q

For the Quarterly Period Ended June 30, 2013

PART I – FINANCIAL INFORMATION

TABLE OF CONTENTS

Balance Sheets as of June 30, 2013 and September 30, 2012 (unaudited)	5

Statements of Operations for the three and nine months ended June 30, 2013 and 2012, and from inception on September 14, 2007 through June 30, 2013 (unaudited)	6

Statement of Stockholders’ Equity (Deficit) from inception on September 14, 2007 through June 30, 2013 (unaudited	7

Statements of Cash Flows for the nine months ended June 30, 2013 and 2012, and from inception on September 14, 2007 through June 30, 2013	9

Notes to the Financial Statements (unaudited)	11

Independent Film Development Corporation
(a Development Stage Company)
Balance Sheets (unaudited)

	June 30, 2013	September 30, 2012

ASSETS

Cash	$—	$—
Total Current Assets

Total Assets	$—	$—
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Bank overdraft	$24	$2
Accounts payable	20,083	18,862
Accounts payable, related party	20,270	20,270
Accrued officer compensation	401,051	347,976
Accrued interest and penalties	527,849	134,266
Accrued interest, related party	603	—
Advances from officers	16,567	9,127
Due to a related party	4,210	2,960
Note payable	18,550	—
Derivative liability	614,506	468,884
Convertible debentures in default (net of discount of $0 and $170,477, respectively)	915,600	759,073
Total Liabilities	2,539,313	1,761,420

Stockholders' Equity (Deficit)
Preferred Stock, $.0001 par value, 15,000,0000 shares authorized, none issued and outstanding	—	—
Common stock, $.0001 par value, 485,000,000
shares authorized, 53,963,670 and 29,286,375 issued and outstanding, respectively	5,396	2,929
Additional paid in capital	3,607,406	3,323,473
Common stock payable	684,010	751,650
Deficit accumulated during development stage	(6,836,125)	(5,839,472)
Total Stockholders' Equity (Deficit)	(2,539,313)	(1,761,420)
Total Liabilities and Stockholders' Equity (Deficit)	$—	$—

The accompanying notes are an integral part of these financial statements.

Independent Film Development Corporation (a Development Stage Company) Statements of Operations (Unaudited)
	For the Nine Months Ended		For the Three Months Ended		September 14, 2007
	June 30,		June 30,		(inception) through
	2013	2012	2013	2012	June 30, 2013

Revenue	$—	$3,770	$—	$3,770	$3,770
Cost of revenue	—	—	—	—	—
Gross revenue	—	3,770	—	3,770	3,770

Operating Expenses:
Officer compensation	217,193	191,251	133,875	40,275	1,271,432
Professional fees	29,547	138,754	11,599	90,118	510,349
Director fees	—	—	—	—	38,000
Loss on impairment of websites	—	—	—	—	818,521
Bad debt expense	—	—	—	—	72,635
General and administrative	4,630	53,244	2,317	43,746	2,764,536
Total operating expenses	(251,370)	383,249	147,791	174,139	5,475,473
Loss from operations	(251,370)	(379,479)	(147,791)	(170,369)	(5,471,703)

Other income and (expense):
Gain (loss) on derivative liability	(162,620)	(118,693)	(244,416)	(62,107)	(477,637)
Loss on settlement of debt	(18,000)	—	(18,000)	—	(18,537)
Penalty expense	(269,009)	—	(178,011)	—	(285,509)
Interest expense	(295,654)	(113,992)	(77,371)	(53,135)	(582,739)
Total other expense	(745,283)	(232,685)	(517,789)	(115,242)	(1,364,422)

Net loss	$(996,653)	(612,164)	(665,589)	(285,611)	$(6,836,125)

Loss per share
Basic and diluted	$(0.03)	$(0.02)	$(0.02)	$(0.01)

Weighted average shares
outstanding basic and diluted	39,528,590	24,591,064	40,969,439	25,417,694

The accompanying notes are an integral part of these financial statements.

Independent Film Development Corporation
(a Development Stage Company)
Statement of Stockholders’ Equity (Deficit) (unaudited)

	Number of Shares Outstanding	Common Stock at Par Value	Paid in Capital	Deficit Accumulated During Development	Common Stock Subscribed	Stock Subscription Receivable	Total

Beginning balance	—	$—	$—	$—	$—	$—	$—
Stock issued for cash	125	—	500	—	—	—	500
Balance at September 30, 2007	125	—	500	—	—	—	500
Stock issued for cash	18,492	2	35,940	—	—	—	35,942
Net loss for the year ended September 30, 2008	—	—	—	(33,413)	—	—	(33,413)
Balance at September 30, 2008	18,617	2	36,440	(33,413)	—	—	3,029
Stock issued for cash	34,803	3	109,997	—	—	(85,000)	25,000
Stock issued for compensation	22,300,000	2,230	2,227,770	—	—	—	2,230,000
Net loss for year ended September 30, 2009	—	—	—	(2,258,311)	—	—	(2,258,311)
Balance at September 30, 2009	22,353,420	2,235	2,374,207	(2,291,724)	—	(85,000)	(282)
Stock issued for cash	626,571	63	197,032	—	—	—	197,095
Stock issued for compensation	4,000	—	2,000	—	—	—	2,000
Stock subscription receivable	—	—	—	—	—	22,660	22,660
Net loss for year ended September 30, 2010	—	—	—	(217,881)	—	—	(217,881)
Balance at September 30, 2010	22,983,991	2,298	2,573,239	(2,509,605)	—	(62,340)	3,592
Stock for other services	556,000	56	211,224	—	171,000	—	382,280
Stock for officer compensation	—	—	—	—	570,000	—	570,000

Stock for Director fees	—	—	—	—	38,000	—	38,000
Stock issued for cash	575,000	57	39,918	—	—	(8,025)	31,950
Common stock issued for lock up agreement	6,000	1	2,279	—	—	—	2,280
Write off of stock subscription receivable	—	—	—	—	—	70,365	70,365
Net loss for the year ended September 30, 2011	—	—	—	(1,448,150)	—	—	(1,448,150)
Balance at September 30, 2011	24,120,991	2,412	2,826,660	(3,957,755)	779,000	—	(349,683)
Write off of stock payable	—	—	95,000	—	(95,000)	—	—
Stock for officer compensation	50,000	5	25,495	—	213	—	25,713
Settlement of derivative liability	—	—	186,830	—	—	—	186,830
Stock issued in conversion of note payable	5,115,384	512	175,988	—	—	—	176,500
Stock issued for services	—	—	—	—	66,459	—	66,459
Stock issued to settle debt	—	—	—	—	978	—	978
Contributed capital	—	—	13,500	—	—	—	13,500
Net loss for the year ended September 30, 2012	—	—	—	(1,881,717)	—	—	(1,881,717)
Balance at September 30, 2012	29,286,375	2,929	3,323,473	(5,839,472)	751,650	—	(1,761,420)
Stock issued on payable	8,306,500	830	66,810	—	(67,640)	—	—
Stock issued to settle debt	6,038,000	604	77,776	—	—	—	78,380
Stock issued in conversion of note payable	2,052,795	205	13,745		—	—	13,950
Stock issued for services	1,005,000	101	12,964				13,065
Settlement of derivative liability	—	—	16,998	—	—	—	16,998
Stock for officer compensation	7,275,000	727	95,640	—	—		96,367
Net loss for the period ended June 30, 2013	—	—	—	(996,653)	—	—	(996,653)
Balance at June 30, 2013	53,963,670	$5,396	$3,607,406	$(6,836,125)	$684,010	$—	$(2,539,313)

The accompanying notes are an integral part of these financial statements.

Independent Film Development Corporation
(a Development Stage Company)
Statements of Cash Flows
(Unaudited)
	For the Nine Months Ended		September 14, 2007
	June 30,		(inception) through
	2013	2012	June 30, 2013
			(Restated)
Cash flows from operating activities:
Net loss	$(996,653)	$(612,164)	$(6,836,125)
Adjustments to reconcile net loss to total cash used in operations:
Common stock for compensation	96,367	25,500	2,924,080
Common stock for other services	6,566	—	457,585
Common stock for Director's fees	—	—	38,000
Loss on settlement of debt	18,000	—	18,537
Amortization expense	—	31,479	31,479
Loss on impairment of website properties	—	—	818,521
(Gain) loss on derivative liability	162,620	118,693	477,637
Bad debt expense for stock subscription receivable	—	—	70,365
Debt discount amortization	170,477	74,900	340,697
Change in assets and liabilities:
(Increase) in accounts receivable	—	(2,270)	—
(increase) in other receivables	—	(1,000)	—
Increase (decrease) in accounts payable	1,220	(1,639)	18,083
Decrease in accounts payable, related party	—	(5,000)	22,270
Increase in accrued interest, related party	603	—	603
Increase in accrued expenses	393,584	39,993	527,850
Increase in accrued compensation	119,575	76,952	467,551
Net cash used in operating activities	(27,641)	(254,556)	(622,867)

Cash flows from investing activities	—	—	—

Cash flows from financing activities:
Bank overdraft	22	11	24
Proceeds/payments on loan, related party	1,250	(350)	1,790
Proceeds from debentures/note payable	18,550	241,050	274,600
Proceeds from subscriptions receivable	—	—	22,660
Contributed capital	—	13,500	13,500
Advances from officers	7,819	125	24,808
Repayments of officer advances	—	(5,002)	(5,002)
Proceeds from the sale of common stock	—	—	290,487
Net cash provided by financing activities	27,641	249,334	622,867
Net increase (decrease) in cash	—	(5,222)	—
Cash at beginning of period	—	5,222	—
Cash at end of period	$—	$—	$—
Cash paid for:
Interest	$—	$—	$—
Taxes	$—	$—	$—

Supplemental disclosure of non cash activities
Website property acquired with convertible debenture	$—	$500,000	$850,000
Common stock issued for conversion of debt	$13,950	$—	$190,450
Common stock issued for conversion of debt to related parties	$66,880	$—	$66,880
Settlement of derivative liability	$16,998	$99,678	$203,828
Debt discount on convertible notes payable	$—	$275,183	$275,183
Forgiveness of stock payable	$—	$95,000	$95,000
Issuance of stock payable for debt	$978	$—	$978
Issuance of stock payable for services	$66,663	$—	$66,663

The accompanying notes are an integral part of these financial statements.

Independent Film Development Corporation

(A Development Stage Company)

Notes to Financial Statements

June 30, 2013

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

Independent Film Development Corporation (“IFLM”) is a diversified publicly held entertainment company, whose common stock trades on the over-the-counter bulletin board under the trading symbol, “IFLM.” We have developed a business plan of operations of developing genre themed studio style resorts, film sales and distribution, film development, and an Internet social networking and resourcing website, for independent film and television development, production, and distribution.

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

The unaudited interim financial statements should be read in conjunction with the Company’s annual report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the fiscal year ended September 30, 2012.  The interim results for the nine months ended June 30, 2013 are not necessarily indicative of the results for the full fiscal year.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents as of June 30, 2013 and September 30, 2012.

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

The following table presents assets and liabilities that are measured and recognized at fair value as of June 30, 2013 and September 30, 2012 on a recurring basis. The change in fair value is a result of the embedded derivative feature in the convertible debentures.

June 30, 2013

Description	Level 1	Level 2	Level 3	Total Gains and (Losses)
Derivative	-	-	(614,506)	(162,620)
Total	$-	$-	$(614,506)	$(162,620)

September 30, 2012

Description	Level 1	Level 2	Level 3	Total Gains and (Losses)
Derivative	-	-	(468,884)	(264,027)
Total	$-	$-	$(468,884)	$(264,027)

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

In June 2006, the FASB interpreted its standard for accounting for uncertainty in income taxes, an interpretation of accounting for income taxes.  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance the minimum recognition threshold and measurement attributable to a tax position taken on a tax return is required to be met before being recognized in the financial statements. The FASB’s interpretation had no material impact on the Company’s financial statements for the period ended June 30, 2013.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. At June 30, 2013 and September 30, 2012, the Company had no outstanding options or warrants.

NOTE 3: RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update 2013-11 Income Taxes (Topic 740) Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. This Update applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.

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

NOTE 5: CONVERTIBLE DEBENTURE

On July 1, 2011, the Company entered into an exchange agreement with Junior Capital Inc. (“Junior”), pursuant to which Junior exchanged a $350,000 promissory note for a $350,000 convertible debenture (the “Junior Debenture”). The Junior Debenture accrues interest of 10% and matures on July 1, 2012. Junior has the right to convert all or a portion of the principal into shares of common stock at a conversion price equal to fifty percent (50%) of the average of the closing bid price of common stock during the five trading days immediately preceding the conversion date, or fifty percent (50%) of the closing bid price of the common stock on the date of issuance, or $0.05 per share of common stock on the date of conversion as quoted by Bloomberg, LP. Pursuant to the terms of this debenture, the holder shall not be entitled to convert a number of shares that would exceed 4.99% of the outstanding shares of the Company’s common stock. Based on the initial valuation the Company has recorded a debt discount of $50,514, all of which has been amortized to interest expense. As of June 30, 2013, $143,500 of the $350,000 debenture was converted into 4,100,000 shares of common stock. As a result of the conversions the remaining $4,359 of debt discount amortization was accelerated and expensed, and the derivative liability decreased by $149,671. In addition, as a consequence of the triggering of the default provisions of the debenture, as a result of nonpayment as of the due date and failure to convert a portion of the debenture upon request, the interest on the debenture has been instated at a rate of 18%, effective as of the date of issuance, and a per day penalty of $500 has been accrued from the date of default of $153,000.

On October 25, 2011 the Company issued a convertible debenture/note payable to Junior Capital, Inc. for $20,000, $15,000 of this amount was advanced to the Company prior to signing the debenture and prior to the year ended September 30, 2011. The remaining $5,000 was received in October 2011.  The Debenture accrues interest of 10% beginning on October 25, 2011 and matures on October 25, 2012. Junior has the right to convert all or a portion of the principal into shares of common stock at a conversion price equal to fifty percent (50%) of the average of the closing bid price of common stock during the five trading days immediately preceding the conversion date, or fifty percent (50%) of the closing bid price of the common stock on the date of issuance as quoted by Bloomberg, LP. Pursuant to the terms of this debenture, the holder shall not be entitled to convert a number of shares that would exceed 4.99% of the outstanding shares of the Company’s common stock. Based on the initial valuation the Company has recorded a debt discount of $20,000, all of which has been amortized to interest expense. As of June 30, 2013, $20,000 of the principal face value of the Junior Debenture remains outstanding. In addition, as a consequence of the triggering of the default provision of the debenture the interest on the debenture has been instated at a rate of 18% effective as of the date of issuance.

On October 28, 2011, the Company entered into an exchange agreement with Editor Newswire Inc. (“Editor”), pursuant to which Editor exchanged a $20,000 promissory note for a $20,000 convertible debenture (the “Editor Debenture”). The Editor Debenture accrues interest of 10% and matures on October 28, 2012. Editor has the right to convert all or a portion of the principal into shares of common stock at a conversion price equal to fifty percent (50%) of the average of the closing bid price of common stock during the five trading days immediately preceding the conversion date, or fifty percent (50%) of the closing bid price of the common stock on the date of issuance as quoted by Bloomberg, LP. Pursuant to the terms of this debenture, the holder shall not be entitled to convert a number of shares that would exceed 4.99% of the outstanding shares of the Company’s common stock. Based on the initial valuation the Company has recorded a debt discount of $20,000, all of which has been amortized to interest expense. As of June 30, 2013 $20,000 of the principal face value of the Debenture remains outstanding. In addition, as a consequence of the triggering of the default provision of the debenture the interest on the debenture has been instated at a rate of 18% effective as of the date of issuance.

On November 18, 2011, the Company entered into an exchange agreement with Editor Newswire Inc. (“Editor”), pursuant to which Editor exchanged a $25,000 promissory note dated November 18, 2011 for a $25,000 convertible debenture (the “Editor Debenture”). The Editor Debenture accrues interest of 10% and matures on November 18, 2012. Editor has the right to convert all or a portion of the principal into shares of common stock at a conversion price equal to fifty percent (50%) of the average of the closing bid price of common stock during the five trading days immediately preceding the conversion date, or fifty percent (50%) of the closing bid price of the Common Stock on the date of issuance as quoted by Bloomberg, LP. Pursuant to the terms of this debenture, the holder shall not be entitled to convert a number of shares that would exceed 4.99% of the outstanding shares of the Company’s common stock. . Based on the initial valuation the Company has recorded a debt discount of $25,000, all of which has been amortized to interest expense. As of June 30, 2013 $25,000 of the principal face value of the Debenture remains outstanding. In addition, as a consequence of the triggering of the default provision of the debenture the interest on the debenture has been instated at a rate of 18% effective as of the date of issuance.

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

On March 15, 2012, the Company entered into a $40,000 convertible debenture with Junior Capital Inc. (“Junior”). The Junior Debenture accrues interest of 12% and matures on March 15, 2013. Junior has the right to convert all or a portion of the principal into shares of common stock at a conversion price equal to fifty percent (50%) of the average of the closing bid price of common stock during the five trading days immediately preceding the conversion date, or fifty percent (50%) of the closing bid price of the Common Stock on the date of issuance as quoted by Bloomberg, LP. Pursuant to the terms of this debenture, the holder shall not be entitled to convert a number of shares that would exceed 4.99% of the outstanding shares of the Company’s common stock. Based on the initial valuation the Company has recorded a debt discount of $40,000, all of which has been amortized to interest expense. As of June 30, 2013 $40,000 of the principal face value of the Debenture remains outstanding. In addition, as a consequence of the triggering of the default provision of the debenture the interest on the debenture has been instated at a rate of 18% effective as of the date of issuance.

On April 9, 2012, the Company entered into a $100,000 convertible debenture with Neil Linder. The debenture accrues interest of 12% and matures on April 9, 2013. Mr. Linder has the right to convert all or a portion of the principal into shares of common stock at a conversion price equal to the lesser of fifty percent (50%) of the average of the closing bid price of common stock during the five trading days immediately preceding the conversion date, or fifty percent (50%) of the closing bid price of the Common Stock on the date of issuance as quoted by Bloomberg, LP. Pursuant to the terms of this debenture, the holder shall not be entitled to convert a number of shares that would exceed 4.99% of the outstanding shares of the Company’s common stock. Based on the initial valuation the Company has recorded a debt discount of $49,532, all of which has been amortized to interest expense. As of June 30, 2013, $13,950 of the $100,000 debenture was converted into 2,052,795 shares of common stock. As of June 30, 2013 $86,050 of the principal face value of the Debenture remains outstanding. In addition, as a consequence of the triggering of the default provision of the debenture the interest on the debenture has been instated at a rate of 18% effective as of the date of issuance, a $1,000 per business day penalty is being imposed for failure to execute a conversion in a timely manner, resulting in a $20,000 accrual as of June 30, 2013 and an additional accrual of $112,509 was accounted for as a result of a provision requiring additional funds due in the event that a “default payment” is made by the Company.

On May 29, 2012, the Company entered into a $500,000 convertible debenture with iBacking Corp. The iBacking Debenture accrues interest of 12% and matures on May 29, 2013. iBacking has the right to convert all or a portion of the principal into shares of common stock at a conversion price equal to the lesser of fifty percent (50%) of the lowest closing bid price of common stock during the ten trading days immediately preceding the conversion date, or fifty percent (50%) of the closing bid price of the Common Stock on the date of issuance as quoted by Bloomberg, LP. Pursuant to the terms of this debenture, the holder shall not be entitled to convert a number of shares that would exceed 4.99% of the outstanding shares of the Company’s common stock. Based on the initial valuation the Company has recorded a debt discount of $84,651, all of which has been amortized to interest expense. As of June 30, 2013 $500,000 of the principal face value of the Debenture remains outstanding. In addition, as a consequence of the triggering of the default provision of the debenture the interest on the debenture has been instated at a rate of 18% effective as of the date of issuance.

On June 5, 2012, the Company entered into an $18,000 convertible debenture with Junior Capital Inc. (“Junior”). The Junior Debenture accrues interest of 12% and matures on June 5, 2013. Junior has the right to convert all or a portion of the principal into shares of common stock at a conversion price equal to fifty percent (50%) of the average of the closing bid price of common stock during the five trading days immediately preceding the conversion date, or fifty percent (50%) of the closing bid price of the Common Stock on the date of issuance as quoted by Bloomberg, LP. Pursuant to the terms of this debenture, the holder shall not be entitled to convert a number of shares that would exceed 4.99% of the outstanding shares of the Company’s common stock. Based on the initial valuation the Company has recorded a debt discount of $18,000 all of which has been amortized to interest expense. As of June 30, 2013 $18,000 of the principal face value of the Debenture remains outstanding. In addition, as a consequence of the triggering of the default provision of the debenture the interest on the debenture has been instated at a rate of 18% effective as of the date of issuance,

The following inputs and assumptions were used to value the secured convertible notes at June 30, 2013 and September 30, 2012:

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

  On June 19, 2013, the Company authorized the issuance of 500,000 common shares in conversion of $3,950 of the Neil Linder debenture dated April 9, 2012. The shares were issued at $0.0079 pursuant to the conversion terms of the debenture.

A summary of the activity of the derivative liability is shown below:

Balance at September 30, 2011	$116,504
Increase in derivative due to new issuances	275,183
Derivative loss due to new issuances	85,169
Decrease in derivative due to settlement of debt	(186,830)
Derivative loss due to mark to market adjustment	178,858
Balance at September 30, 2012	468,884
Increase in derivative due to new issuances	-
Derivative loss due to new issuances	-
Decrease in derivative due to settlement of debt	(16,998)
Derivative gain due to mark to market adjustment	162,620
Balance at June 30, 2013	$614,506

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

On March 31, 2011 the Company’s Board of Directors authorized the issuance of 100,000 common shares for Director’s fees totaling $38,000, based on the value of the common stock on the date of authorization. As of June 30, 2013 these shares had not yet been issued and therefore have been recorded as a stock payable.

On March 31, 2011 the Company’s Board of Directors authorized the issuance of 750,000 shares each to Jeff Ritchie, the Company’s CEO and Kenneth Eade the Company’s former CFO for compensation for services rendered in 2010, and an additional 200,000 shares to Kenneth Eade for legal services rendered, for total consideration of $646,000, based on the value of the common stock on the date of authorization. As of June 30, 2013 these shares had not yet been issued and therefore have been recorded as a stock payable.

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

On June 19, 2013, the Company authorized the issuance of 200,000 common shares to Rachel Boulds, the Company’s CFO, for compensation of services. The shares were issued at $0.013 based on the value of the common stock on the date of authorization for total compensation expense of $2,767.

On June 19, 2013, the Company issued 505,000 common shares for services valued at $6,565.

On June 19, 2013, the Company issued 500,000 common shares for accrued compensation. The shares were values at $0.013 for a total of $6,500.

On June 19, 2013, the Company authorized the issuance of 500,000 common shares in conversion of $3,950 of the Neil Linder debenture dated April 9, 2012. The shares were issued at $0.0079 pursuant to the conversion terms of the debenture.

On June 19, 2013, the Company issued 6,000,000 common shares in conversion of $60,000 debt. The shares were valued at $0.013 for a total value of $78,000. The Company has recorded a loss on conversion of debt of $18,000.

On June 19, 2013, the Company authorized the issuance of 7,000,000 common shares to George Ivakhnik, the Company’s Interim CEO, for compensation of services. The shares were issued at $0.013 based on the value of the common stock on the date of authorization for total compensation expense of $91,000.

NOTE 7: RELATED PARTY TRANSACTION

During September 2012, the Company authorized the issuance of 115,000 common shares for related party debt of $440. The shares were valued at $0.085, the stock price on the date of authorization. As a result of the transaction the Company recorded a loss on settlement of debt of $538.

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

On June 19, 2013, the Company authorized the issuance of 200,000 common shares to Rachel Boulds, the Company’s CFO, for compensation of services. The shares were issued at $0.013 based on the value of the common stock on the date of authorization for total compensation expense of $2,600.

On June 19, 2013, the Company authorized the issuance of 7,000,000 common shares to George Ivakhnik, the Company’s Interim CEO, for compensation of services. The shares were issued at $0.013 based on the value of the common stock on the date of authorization for total compensation expense of $91,000.

As of June 30, 2013, the Company owed its COO $9,233. The money was advanced to the company to cover certain operating expenses. Amount is due on demand and accrues interest at 8% per year.

As of June 30, 2013, the Company owed its Interim CEO $7,334. The money was advanced to the company to cover certain operating expenses. Amount is due on demand and accrues interest at 8% per year.

During the period ended June 30, 2013. A former officer of the Company assigned $60,000 of his accrued salary to an unrelated third party.

NOTE 8: LEGAL PROCEEDINGS

On or about September 1, 2011, the company and its Chief Operating Officer and counsel filed a complaint in federal court, Central District of California, Case No. CV-11-07233 DMG (MRWx), to recover 6,500,000 shares of common stock transferred to Consultants Marc Cifelli and Arriva Capital, LLC on the grounds of fraud and failure of consideration. The plaintiffs in the case received a judgment in their favor on July 30, 2012, to return 6,000,000 shares and a money judgment for the value of 500,000 shares, which is in the process of being executed. The shares have not yet been returned.

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

On February 13, 2013, the Company filed an action in federal court, Central District of California, Case No.SAV13-259-DOC, on against Junior Capital, Inc., Ibacking Corp; and Albert Aimers for securities fraud, rescission, declaratory relief, interference with contract and prospective economic advantage. On July 22, 2013, the Clerk of the Court entered the default of Junior Capital, Inc. and Ibacking Corp., and the Company intends to seek a default judgment.

NOTE 9: GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has generated minimal revenue during the period September 14, 2007 (inception) through June 30, 2013, has an accumulated deficit of $6,836,125 and has funded its operations primarily through the issuance of debt and equity. This matter raises substantial doubt about the Company's ability to continue as a going concern.

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

Plan of Operations

Independent Film Development Corporation (“IFLM”) is a diversified publicly held entertainment company, whose common stock trades on the over-the-counter bulletin board under the trading symbol, “IFLM.” We have developed a business plan of operations of developing genre themed studio style resorts, film sales and distribution, film development, and an Internet social networking and resourcing website, for independent film and television development, production, and distribution.

Real Estate Development

IFLM seeks to identify and develop to the full potential and highest and best use, properties for studio themed hotels and resorts. IFLM's target market for this real estate division are hotel resorts located within the U.S. with 4 star amenities, suitable acreage and a minimum of 300 rooms.  IFLM has signed a memorandum of understanding for the acquisition of a suitable resort property which fits these criteria, but is still seeking to identify other possible properties for potential acquisition.

Film Sales and Distribution

IFLM’s plan of operations includes developing a distribution arm with the help of its management.

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

Sales agent – Licensing of partially or fully completed films made by independent filmmakers to entertainment distributions companies such as those listed above.  The company recoups expenses and earns commissions from the first dollar collected under the licensing deals it generates.   Unlike film producers who make large investments in the production of their films (with little guarantee of return), the company is able to generate its revenue from these films with minimal investment and risk.

Negative pickups – Producing a film on behalf of a studio.  The company would earn the difference between the predetermined budget and the actual cost of making the film, as well as a producer’s fee, typically generating between 5% - 10% of the total budget.

Film production – Indentify, produce and secure distribution of a film.  The Company owns the film in perpetuity and directly participates in all revenue generated by the film.  The company will only produce films when distribution is secured in advance by its sales agent arm.

Internet Social Networking and Resourcing

IFLM plans to re-launch Hollywood Indy (hollywoodindy.com), an Internet based entertainment company specializing in social networking and resourcing, for independent film and television development, production, and distribution. The company’s plan of operations is to sell and market goods and services and related merchandise to a community of social networking entertainment professionals and non-professionals. Its customers are anyone interested in independent film and television or the entertainment industry. A social networking site with a myriad of related services and resources will help them accomplish various aspects of their business with little time and less money.

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

Film Development

IFLM seeks to develop films with a minimum of capital commitment. The following describes the film development arm of our plan of operations:

Co-Financing

Co-financing is where a company such as IFLM looks for films that are already financed at 50% or more. This can afford IFLM an opportunity to raise the remaining funds and act as co-financier/executive producer.

The average co-financing deal usually requires a project that, subject to our review, has:

• A good script

• A solid Director

• Actors of some prominence

The film would also be required to have some type of distribution already in place from foreign, domestic or both.  If the project meets with our project requirements we would partner with the production and attempt to raise the remaining funds for the budget.

For our investment we would expect an average of 110% to 130% return. Once IFLM and all other investors have recouped, then all additional income from the film would be split on a percentage basis based on the amount of the individual investor’s original investment.  In addition, IFLM would receive a presentation credit in the opening titles and normally one or two executive producer credits. This not only will build IFLM’s brand name nationally and internationally it also helps us gain the respect of our peers in the industry. IFLM will constantly be on the lookout for these types of co-financing projects.

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

3.     Director of some prominence (actor directors for example)

4.     Projects that have some hard money attached

5.     Projects that have some form of distribution (rarely found at this stage)

6.     Projects that have some studio interest (rarely found at this stage)

IFLM will seek out projects that have many of the points listed above, then “option” the projects for a period of one to three years for as little money as possible, sometimes without any cash up front at all.

IFLM will then set about developing the project to get it to the point of funding. This will include script re-writes, and attaching actors. We will also use any director or producer already attached to the film to help with the work thus enabling IFLM to have several projects developing at once while not straining our resources; we have the individual filmmakers do the lion’s share of the work while we supervise and advise.

If the project gets to a point where we think it is strong enough, we will attempt to procure financing through traditional film financing sources such as foreign and domestic deals.

With this strategy IFLM plans to harvest the best and strongest projects to proceed forward into production.  The advantages to acquisitions at the development stage are: the ability to guide the development process along, gearing it for success, steering the important decisions such as cast and director in a direction that will help make a more successful and profitable film. In addition we will be able to gauge the viability of the project with a small investment and will not risk big dollars, resources, and time before we can establish if the film is marketable or not.

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

The company’s principals have profitably produced low budget films.  The company’s ability to produce quality films at or under budget stems from low overhead and good relationships with industry suppliers.  As the company does not receive funds (other than the producer’s fee which is paid over the course of production) from the studio until after the film is delivered, a credit facility would need to be arranged to cover the cost of producing the film.

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

Results of Operations – Three Months Ended June 30, 2013 as Compared to the Three Months Ended June 30, 2012

For the three months ended June 30, 2013 operating expenses decreased $26,348 to $147,791 as of June 30, 2013 compared to $174,139 as of June 30, 2012. The decrease in operating expenses is mostly due to lower officer compensation and professional fees in the current quarter.

Net loss increased by $379,980 to $665,591 from $285,611 for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.  The increase is due to other non operating expenses during the period. There was a $244,416 loss on derivative liability, an $18,000 loss on conversion of debt, $178,009 of penalty expense, and $77,375 of interest expense.

Results of Operations – Nine Months Ended June 30, 2013 as Compared to the Nine Months Ended June 30, 2012

For the nine months ended June 30, 2013 operating expenses decreased $131,879 to $251,370 as of June 30, 2013 compared to $383,249 as of June 30, 2012. The decrease in operating expenses is mostly due to lower professional fees and general and administrative expenses.

Net loss increased by $384,489 to $996,653 from $612,164 for the nine months ended June 30, 2013 as compared to the nine months ended June 30, 2012.  The increase is due mainly to an increase in other non operating expenses during the period. There was a $43,927 increase in the loss on derivative liability, an $18,000 loss on conversion of debt, $269,009 of penalty expense, and a $181,662 increase in interest expense.

Cash Flow

During the nine months ended June 30, 2013, the Company used $27,641 of cash for operating activities and received net proceeds from financing activities of $27,641.

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

Item 4: Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2013. In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment.

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

As a result of management’s assessment we have concluded that our controls and procedures are not effective as of June 30, 2013. We have identified the following material weaknesses in internal control over financial reporting:

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On or about September 1, 2011, the company and its Chief Operating Officer and counsel filed a complaint in federal court, Central District of California, Case No. CV-11-07233 DMG (MRWx), to recover 6,500,000 shares of common stock transferred to Consultants Marc Cifelli and Arriva Capital, LLC on the grounds of fraud and failure of consideration. The plaintiffs in the case received a judgment in their favor on July 30, 2012, to return 6,000,000 shares and a money judgment for the value of 500,000 shares, which is in the process of being executed. The shares have not yet been returned.

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

On February 13, 2013, the Company filed an action in federal court, Central District of California, Case No.SAV13-259-DOC, on against Junior Capital, Inc., Ibacking Corp; and Albert Aimers for securities fraud, rescission, declaratory relief, interference with contract and prospective economic advantage. On July 22, 2013, the Clerk of the Court entered the default of Junior Capital, Inc. and Ibacking Corp., and the Company intends to seek a default judgment.

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

 Our Common Stock Has a Limited Market

Our common stock currently trades on the over-the-counter bulletin board, but trading volume has been limited and our stock price volatile.   Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. Substantial fluctuations in our stock price could significantly reduce the price of our stock.

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

On March 31, 2011 the Company’s Board of Directors authorized the issuance of 100,000 common shares for Director’s fees totaling $38,000, based on the value of the common stock on the date of authorization. As of June 30, 2013 these shares had not yet been issued and therefore have been recorded as a stock payable.

On March 31, 2011 the Company’s Board of Directors authorized the issuance of 750,000 shares each to Jeff Ritchie, the Company’s CEO and Kenneth Eade the Company’s former CFO for compensation for services rendered in 2010, and an additional 200,000 shares to Kenneth Eade for legal services rendered, for total consideration of $646,000, based on the value of the common stock on the date of authorization. As of June 30, 2013 these shares had not yet been issued and therefore have been recorded as a stock payable.

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

On June 19, 2013, the Company authorized the issuance of 200,000 common shares to Rachel Boulds, the Company’s CFO, for compensation of services. The shares were issued at $0.013 based on the value of the common stock on the date of authorization for total compensation expense of $2,767.

During the period ended June 30, 2013, the Company issued 505,000 common shares for services valued at $6,565.

During the period ended June 30, 2013, the Company issued 500,000 common shares for accrued compensation. The shares were values at $0.013 for a total of $6,500.

On June 19, 2013, the Company authorized the issuance of 500,000 common shares in conversion of $3,950 of the Neil Linder debenture dated April 9, 2012. The shares were issued at $0.0079 pursuant to the conversion terms of the debenture.

During the period ended June 30, 2013, the Company issued 6,000,000 common shares in conversion of $60,000 debt. The shares were valued at $0.013 for a total value of $78,000. The Company has recorded a loss on conversion of debt of $18,000.

All shares were issued in reliance upon Section 4(2) of the Securities Act of 1933. No underwriters were used in any of the above-referenced sales.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mining Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
10.1	Convertible Debenture for $350,000 dated November 16, 2011 to Junior Capital, Inc.		10-K	9/30/2011	10.1	1/13/2012
10.2	Convertible Debenture for $20,000 dated October 25, 2011 to Junior Capital Inc.		10-K	9/30/2011	10.2	1/13/2012
10.3	Convertible Debenture for $20,000 dated October 28, 2011 to Editor Newswire Inc.		10-K	9/30/2011	10.3	1/13/2012
10.4	Convertible Debenture for $25,000 dated November 18, 2011 to Editor Newswire Inc.		10-K	9/30/2011	10.4	1/13/2012
10.5	Convertible Debenture for $33,000 dated January 11, 2012 to Junior Capital Inc.		10-Q	3/31/2012	10.5	5/18//2012
10.6	Convertible Debenture for $40,000 dated March 15, 2012 to Junior Capital Inc.		10-Q	3/31/2012	10.6	5/18//2012
10.7	Convertible Debenture for $18,000 dated June 5, 2012 to Junior Capital Inc.		10-Q	3/31/2012	10.7	8/20/2012
10.8	Convertible Debenture for $500,000 dated May 29, 2012 to iBacking Corp.		10-Q	6/30/2012	10.8	8/20/2012
10.9	Convertible Debenture for $100,000 dated April 9, 2012 Neil Linder		10-Q	6/30/2012	10.9	8/20/2012
101.INS*	XBRL Instance Document	X
101.SCH*	XBRL Taxonomy Extension Schema Document	X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Definition	X

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

Date: August 20, 2013	INDEPENDENT FILM DEVELOPMENT CORPORATION BY: George Ivaknik /s/ George Ivakhnik George Ivakhnik Interim Chief Executive Officer By: Rachel Boulds /s/Rachel Boulds Rachel Boulds Chief Financial Officer

