Form 10-K/A
period 2012-09-30
Independent Film Development CORP
filed 2013-10-02
CIK 1425883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 For the transition period from _____________ to _____________

Commission file number: 814-00758

INDEPENDENT FILM DEVELOPMENT CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	56-2676759
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

420 North Camden Drive Retail Level Beverly Hills, California	90210
(Address of principal executive offices)	(Zip Code)

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

Explanatory Note

The purpose of this Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012, filed with the Securities and Exchange Commission on January 15, 2013 (the “Form 10-K”), is to provide a revised Audit Opinion to specifically address the previously restated financial statements and remove reference to the prior auditor. The Company has also removed its reference to the use of an independent qualified business valuator when describing the valuation of its derivative liabilities.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K and does not reflect events that may have occurred subsequent to the original filing date.

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

None.

PART II

Item 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

              MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following securities were sold and/or issued by the registrant from inception (October 2, 2007) to September 30, 2012, that were not registered under the Securities Act:

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

Derivative Liabilities

The Company records the fair value of its derivative financial instruments in accordance with ASC815, Derivatives and Hedging. The fair value of the derivatives was calculated using a multi-nominal lattice model. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations

Derivative financial instruments should be recorded as liabilities in the balance sheet and measured at fair value. For purposes of the Company’s financial statements fair value was used as the basis for formulating an analysis which has been defined by the Financial Accounting Standards Board (“FASB”) as “the amount for which an asset (or liability) could be exchanged in a current transaction between knowledgeable, unrelated willing parties when neither party is acting under compulsion”. The FASB has provided guidance that its definition of fair value is consistent with the definition of fair market value in IRS Rev. Rule 59-60. In determining the fair value of the derivatives it was assumed that the Company’s business would be conducted as a going concern. These derivative liabilities will need to be marked-to-market each quarter with the change in fair value recorded in the income statement.

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

(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Independent Film Development Corporation

(A Development Stage Company)

We have audited the accompanying balance sheets of Independent Film Development Corporation (a development stage company) as of September 30, 2012 and 2011, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years then ended. Additionally, we have audited the accompanying restated balance sheet of Independent Film Development Corporation (a development stage company) as of September 30, 2011, and the related restated statement of operations, changes in stockholders’ deficit, and cash flow for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ M&K CPAS, PLLC

January 14, 2013

www.mkacpas.com

Houston, Texas

Independent Film Development Corporation
(a Development Stage Company)
Balance Sheets

	September 30, 2012	September 30, 2011
		(Restated)
ASSETS

Cash	$—	$5,222
Total Current Assets	—	5,222
Other Assets
Website property	—	350,000
Total Assets	$—	$355,222

LIABILITIES AND STOCKHOLERS' EQUITY (DEFICIT)

Current Liabilities
Bank overdraft	$2	$—
Accounts payable	18,862	18,228
Accounts payable, related party	20,270	25,270
Accrued officer compensation	347,976	218,450
Accrued interest and penalties	134,266	8,824
Advances from officers	9,127	7,837
Due to a related party	2,960	790
Derivative liability	468,884	116,504
Convertible debentures in default (net of discount of $170,477 and $55,998, respectively)	759,073	309,002
Total Liabilities	1,761,420	704,905

Stockholders' Equity (Deficit)
Preferred Stock, $.0001 par value, 15,000,0000 shares authorized, none issued and outstanding	—	—
Common stock, $.0001 par value, 485,000,000 shares authorized, 29,286,375 and 24,120,991 issued and outstanding, respectively	2,929	2,412

Additional paid in capital	3,323,473	2,826,660
Common stock payable	751,650	779,000
Deficit accumulated during development stage	(5,839,472)	(3,957,755)
Total Stockholders' Equity (Deficit)	(1,761,420)	(349,683)
Total Liabilities and Stockholders' Equity (Deficit)	$—	$355,222

The accompanying notes are an integral part of these financial statements.

Independent Film Development Corporation (a Development Stage Company) Statements of Operations
	For the Years Ended September 30,		September 14, 2007 (inception) through
	2012	2011	September 30, 2012
		(Restated)	(Restated) / (unaudited)
Revenue	$3,770	$—	$3,770
Cost of revenue	—	—	—
Gross revenue	3,770	—	3,770

Expenses:
Officer compensation	231,739	810,100	1,054,239
Professional fees	45,545	429,657	480,802
Director fees	—	38,000	38,000
Loss on impairment of websites	818,521	—	818,521
Bad debt expense	2,270	70,365	72,635
General and administrative	237,603	30,698	2,759,906
Total operating expenses	1,335,678	1,378,820	5,224,103
Net loss from operations	$(1,331,908)	$(1,378,820)	$(5,220,333)

Other income and (expense):
Loss on derivative liability	(264,027)	(50,990)	(315,017)
Loss on settlement of debt	(537)	—	(537)

Penalty expense	(16,500)	—	(16,500)
Interest expense	(268,745)	(18,340)	(287,085)
Total other expense	(549,809)	(69,330)	(619,139)
Net loss	$(1,881,717)	$(1,448,150)	$(5,839,472)

Loss per share
Basic and diluted	$(0.07)	$(0.06)

Weighted average shares outstanding basic and diluted	25,464,297	23,344,668

 The accompanying notes are an integral part of these financial statements.

Independent Film Development Corporation
(a Development Stage Company)
Statement of Stockholders’ Equity (Deficit)

	Number of Shares Outstanding	Common Stock at Par Value	Paid in Capital	Deficit Accumulated During Development	Common Stock Subscribed	Stock Subscription Receivable	Total

Beginning balance	—	$—	$—	$—	$—	$—	$—
Stock issued for cash	125	—	500	—	—	—	500
Balance at September 30, 2007	125	—	500	—	—	—	500
Stock issued for cash	18,492	2	35,940	—	—	—	35,942
Net loss for the year ended September 30, 2008	—	—	—	(33,413)	—	—	(33,413)
Balance at September 30, 2008	18,617	2	36,440	(33,413)	—	—	3,029
Stock issued for cash	34,803	3	109,997	—	—	(85,000)	25,000
Stock issued for compensation	22,300,000	2,230	2,227,770	—	—	—	2,230,000
Net loss for year ended September 30, 2009	—	—	—	(2,258,311)	—	—	(2,258,311)
Balance at September 30, 2009 (unaudited)	22,353,420	2,235	2,374,207	(2,291,724)	—	(85,000)	(282)
Stock issued for cash	626,571	63	197,032	—	—	—	197,095
Stock issued for compensation	4,000	—	2,000	—	—	—	2,000
Stock subscription receivable	—	—	—	—	—	22,660	22,660
Net loss for year ended September 30, 2010	—	—	—	(217,881)	—	—	(217,881)
Balance at September 30, 2010 (unaudited)	22,983,991	2,298	2,573,239	(2,509,605)	—	(62,340)	3,592
Stock for other services	556,000	56	211,224	—	171,000	—	382,280
Stock for officer compensation	—	—	—	—	570,000	—	570,000
Stock for Director fees	—	—	—	—	38,000	—	38,000
Stock issued for cash	575,000	57	39,918	—	—	(8,025)	31,950
Common stock issued for lock up agreement	6,000	1	2,279	—	—	—	2,280
Write off of stock subscription receivable	—	—	—	—	—	70,365	70,365
Net loss for the year ended September 30, 2011	—	—	—	(1,448,150)	—	—	(1,448,150)
Balance at September 30, 2011	24,120,991	2,412	2,826,660	(3,957,755)	779,000	—	(349,683)
Write off of stock payable	—	—	95,000	—	(95,000)	—	—
Stock for officer compensation	50,000	5	25,495	—	213	—	25,713
Settlement of derivative liability	—	—	186,830	—	—	—	186,830
Stock issued in conversion of note payable	5,115,384	512	175,988	—	—	—	176,500
Stock issued for services	—	—	—	—	66,459	—	66,459
Stock issued to settle debt	—	—	—	—	978	—	978
Contributed capital	—	—	13,500	—	—	—	13,500
Net loss for the year ended September 30, 2012	—	—	—	(1,881,717)	—	—	(1,881,717)
Balance at September 30, 2012	29,286,375	$2,929	$3,323,473	$(5,839,472)	$751,650	$—	$(1,761,420)

The accompanying notes are an integral part of these financial statements.

Independent Film Development Corporation
(a Development Stage Company)
Statements of Cash Flows

	For the Years Ended		September 14, 2007
	September 30,		(inception) through
	2012	2011	September 30, 2012
		(Restated)	(Restated) / (unaudited)
Cash flows from operating activities:
Net loss	$(1,881,717)	$(1,448,150)	$(5,839,472)
Adjustments to reconcile net loss to total cash used in operations:
Common stock for compensation	25,713	570,000	2,827,713
Common stock for other services	66,459	384,560	451,019
Common stock for Director's fees	—	38,000	38,000
Loss on settlement of debt	537	—	537
Amortization expense	31,479	—	31,479
Loss on impairment of website properties	818,521	—	818,521
Bad debt expense for stock subscription receivable	—	70,365	70,365
(Gain) loss on derivative liability	264,027	50,990	315,017
Debt discount amortization	160,704	9,516	170,220
Change in assets and liabilities:
Increase (decrease) in accounts payable	(1,365)	18,228	16,863
Increase (decrease) in accounts payable, related party	(3,000)	25,270	22,270
Increase in accrued expenses	125,442	8,824	134,266
Increase in accrued compensation	129,526	218,450	347,976
Net cash used in operating activities	(263,674)	(53,947)	(595,226)

Cash flows from investing activities	—	—	—

Cash flows from financing activities:
Cash overdraft	2	—	2
Cash advances (payments) related party	(250)	500	540
Proceeds from debenture	241,050	15,000	256,050
Proceeds from subscriptions receivable	—	—	22,660
Contributed capital	13,500	—	13,500
Advances from officers	9,152	7,837	16,989
Payments to officers	(5,002)	—	(5,002)
Proceeds from the sale of common stock	—	31,950	290,487
Net cash provided by financing activities	258,452	55,287	595,226
Net increase (decrease) in cash	(5,222)	1,340	—
Cash at beginning of period	5,222	3,882	—
Cash at end of period	$—	$5,222	$—

Cash paid for:
Interest	$—	$—	$—
Taxes	$—	$—	$—

Supplemental disclosure of non cash activities
Website property acquired with convertible debenture	$500,000	$-	$850,000
Common stock issued for conversion of debt	$176,500	$-	$176,500
Settlement of derivative liability	$186,830	$-	$186,830
Debt discount on convertible notes payable	$275,183	$-	$275,183
Forgiveness of stock payable	$95,000	$-	$95,000

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

Derivative Liabilities

The Company records the fair value of its derivative financial instruments in accordance with ASC815, Derivatives and Hedging. The fair value of the derivatives was calculated using a multi-nominal lattice model. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations

Derivative financial instruments should be recorded as liabilities in the balance sheet and measured at fair value. For purposes of the Company’s financial statements fair value was used as the basis for formulating an analysis which has been defined by the Financial Accounting Standards Board (“FASB”) as “the amount for which an asset (or liability) could be exchanged in a current transaction between knowledgeable, unrelated willing parties when neither party is acting under compulsion”. The FASB has provided guidance that its definition of fair value is consistent with the definition of fair market value in IRS Rev. Rule 59-60. In determining the fair value of the derivatives it was assumed that the Company’s business would be conducted as a going concern. These derivative liabilities will need to be marked-to-market each quarter with the change in fair value recorded in the income statement.

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

On June 5, 2012, the Company entered into an $18,000 convertible debenture with Junior Capital Inc. (“Junior”). The Junior Debenture accrues interest of 12% and matures on June 5, 2013. Junior has the right to convert all or a portion of the principal into shares of common stock at a conversion price equal to fifty percent (50%) of the average of the closing bid price of common stock during the five trading days immediately preceding the conversion date, or fifty percent (50%) of the closing bid price of the Common Stock on the date of issuance as quoted by Bloomberg, LP. Pursuant to the terms of this debenture, the holder shall not be entitled to convert a number of shares that would exceed 4.99% of the outstanding shares of the Company’s common stock. Based on the initial valuation the Company has recorded a debt discount of $18,000, $1,512 of which has been amortized to interest expense. As of September 30, 2012 $18,000 of the principal face value of the Debenture remains outstanding. In addition, as a consequence of the triggering of the default provision of the debenture the interest on the debenture has been instated at a rate of 18% effective as of the date of issuance,

The fair values of the derivatives are calculated using a multi-nominal lattice model. The model values the derivative liability in each debenture based on a probability weighted discounted cash flow model. These models are based on future projections of the various potential outcomes. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the statement of operations.

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

NOTE 9: FINANCIAL STATEMENT RESTATEMENT

As a result of the Company performing a valuation analysis of its derivative instruments in the current quarter it became necessary to restate the financial statements for the year ended September 30, 2011. The results of that restatement are as follows.

1) Increase of $2 due to rounding/balancing of financials.

2) All changes are a result of the valuation analysis of the Company’s derivative instruments.

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

Date: October 2, 2013	INDEPENDENT FILM DEVELOPMENT CORP (REGISTRANT) By: Jeff Ritchie /s/ Jeff Ritchie Jeff Ritchie CEO (Principal Executive Officer) and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 2, 2013	By:/s/ Jeff Ritchie Jeff Ritchie, CEO (Principal Executive Officer) and Director

Dated: October 2, 2013	By:/s/ Rachel Boulds Rachel Boulds, CFO (Principal Accounting and Financial Officer)

26