Form 10-K
period 2013-09-30
Independent Film Development CORP
filed 2014-01-14
CIK 1425883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 For the transition period from _____________ to _____________

Commission file number: 814-00758

INDEPENDENT FILM DEVELOPMENT CORPORATION

(Name of small business issuer in its charter)

Nevada	56-2676759
(State of incorporation)	(I.R.S. Employer Identification No.)
9107 Wilshire Blvd., Suite 405 Beverly Hills, California, 90210 (310) 295-1711

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Name of Each Exchange on which Registered

Common Stock, $.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐  No ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporate by reference in Part III of this From 10-K or any amendment to this Form 10-K. ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates: $1,111,690 based on 32,696,770 non affiliate shares outstanding at $0.034 per share, which is the average bid and asked price of the common shares as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of January 14, 2014, there were 69,713,670 shares of the Registrant's common stock, par value $0.0001, issued.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None

2

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

Plan of Operations

Independent Film Development Corporation (“IFLM”) is a diversified publicly held entertainment company, whose common stock trades on the over-the-counter bulletin board under the trading symbol, “IFLM.” We have a business plan of operations of developing genre themed studio style resorts, film sales and distribution, film development, and an Internet social networking and resourcing website, for independent film and television development, production, and distribution.

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

For our investment we would expect an average of 110% to 130% return. Once IFLM and all other investors have recouped, then all additional income from the film would be split on a percentage basis based on the amount of the individual investor’s original investment.  In addition, IFLM would receive a presentation credit in the opening titles and normally one or two executive producer credits. This not only will build IFLM’s brand name nationally and internationally, it also helps us gain the respect of our peers in the industry. IFLM will constantly be on the lookout for these types of co-financing projects.

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

Late-Night Banner

Under a Late Night banner, the Company will produce feature-length motion pictures, generally budgeted at approximately $200,000 each (inclusive of corporate overhead and distribution expenses), with erotic R-Rated content that is produced to be distributed worldwide to cable television channels (such as HBO, Showtime, Cinemax and Playboy TV) worldwide during “late-night” time slots, and to and through the home entertainment distribution window (such as video and DVD). Depending on the products' genre and the audience the company wants to reach, this will determine which strategy needs to be implemented.  IFDC has three strategies depending on the project:

1. Direct to Video (Home Video), Domestic and Foreign

2. Limited Theatrical, then Video, Domestic and Foreign

3. World Wide Theatrical then Video, Domestic and Foreign

All of these involve the company making a licensing agreement with a distribution company. We at IFLM strive to make strategic relationships with the best companies here in the United States and internationally. We will do this by fostering relationships at various festivals and film markets like MIPTV, MIFED, AFM and Cannes Market.

Direct to Video (Home Video) - this will be used to create equity by selling the licenses for our current back catalogue for home video market.

We will find a DVD label that is compatible with our vision for this title. They will make a good transfer and only use the best quality for production in the creation of the DVD.

The DVD label will do a cross-market promotion of IFLM and the title, via press releases, PR and various other media on the release of the DVD, and then reviews after the title is released.

IFLM's name and branding will be shared with the DVD Company on the DVD packaging.  IFDC will negotiate a good licensing fee with profits paid out every three months.

Direct to video will also be a possible route for some of IFLM’s smaller budget films that don’t meet to the standards of theatrical but are made with a small enough budget have a smaller overhead and so would be fine with a direct to video release.

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

Employees

As of September 30, 2013, we employed a total of four management level personnel.  We may require additional employees in the future. There is intense competition for capable, experienced personnel and there is no assurance the Company will be able to obtain new qualified employees when required.

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

We are highly dependent on George Ivakhnik, our Interim CEO and Jeff Ritchie, our COO. The loss of either, whose knowledge, leadership, and technical expertise upon which we rely, would harm our ability to execute our business plan

We are largely dependent on our Interim CEO and COO, for their knowledge and experience. Our ability to successfully market and distribute our products may be at risk from an unanticipated accident, injury, illness, incapacitation, or death of either. Upon such occurrence, unforeseen expenses, delays, losses and/or difficulties may be encountered.  Our success may also depend on our ability to attract and retain other qualified management and sales and marketing personnel.

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

The Market for Our Common Stock Is Illiquid

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

•       Kamillions

•       Hostage

•      Autograph celebrity interview series

•      Sleep of Death (worldwide TV rights until 2015)

Item 3.  LEGAL PROCEEDINGS

On or about September 1, 2011, the company and its Chief Executive Officer and its Chief Operating Officer filed a complaint in federal court, Central District of California, Case No. CV-11-07233 DMG (MRWx), to recover 6,500,000 shares of common stock transferred to Consultants Marc Cifelli and Arriva Capital, LLC on the grounds of fraud and failure of consideration. The Company received a judgment in its favor on July 30, 2012, to return 6,000,000 shares and a money judgment for the value of 500,000 shares, which is in the process of being executed. The shares have not yet been returned.

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

On or about August 31, 2012, the Company has served notices of rescission on ibacking Corp. that certain $500,000 convertible debenture dated May 29, 2012, on the grounds of fraud and failure of consideration. The Company filed a lawsuit in federal district court against Junior Capital and ibacking Corp. on February 13, 2013 in case number CV13-00259 BRO. A default against both Junior Capital and ibacking Corp. was entered on July 22, 2013, and the matter is now pending before the Court for default judgment proceedings.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

              MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

The Company’s Common Stock is traded on the NASD’s OTC Bulletin Board under the symbol “IFLM.”  The following table presents the high and low bid quotations for the Common Stock as reported by the NASD for each quarter during the last two years.  Such prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions.

	High	Low
2012:
First Quarter	$0.07	$0.41
Second Quarter	$0.40	$0.15
Third Quarter	$0.27	$0.06
Fourth Quarter	$0.02	$0.00
2013:
First Quarter	$0.05	$0.00
Second Quarter	$0.05	$0.02
Third Quarter	$0.04	$0.01
Fourth Quarter	$0.03	$0.03

The following securities were sold and/or issued by the registrant from inception (September 17, 2007) to September 30, 2013, that were not registered under the Securities Act:

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

On March 31, 2011 the Company’s Board of Directors authorized the issuance of 100,000 common shares for Director’s fees totaling $38,000, based on the market value of the common stock on the date of authorization. As of June 30, 2013 these shares had not yet been issued and therefore have been recorded as a stock payable.

On March 31, 2011 the Company’s Board of Directors authorized the issuance of 750,000 shares each to Jeff Ritchie, the Company’s COO and Kenneth Eade the Company’s former CFO for compensation for services rendered in 2010, and an additional 200,000 shares to Kenneth Eade for legal services rendered, for total consideration of $646,000, based on the market value of the common stock on the date of authorization. As of June 30, 2013 these shares had not yet been issued and therefore have been recorded as a stock payable.

During the three month period ended March 31, 2011, the Company authorized the issuance of 250,000 common shares for services valued at $95,000, based on the market value of the common stock on the date of authorization. The payable was subsequently written off to forgiveness of stock payable.

On May 10, 2011 the Company issued 300,000 common shares for cash proceeds of $6,975 and a subscription receivable in the amount of $8,025. As of December 31, 2011 it was determined that the remaining receivable would not be collected; as a result the company credited the stock subscription receivable account and debited bad debt expense for $8,025.

On May 9, 2011 the Company issued 6,000 common shares for a lock up agreement in which the stockholder agreed not to transfer any of his shares for an agreed upon time. The Company recorded an expense of $2,280 based on the market value of the common stock on the date of issuance.

On May 10, 2011 the Company issued 6,000 common shares to a stockholder for shares authorized in a prior period. The Company recorded an expense of $2,280 based on the market value of the common stock on the date of issuance.

On June 24, 2011, the Company authorized the issuance of 550,000 common shares for services valued at $209,000, based on the market value of the common stock on the date of authorization.

During the year ended September 30, 2011, the Company issued 275,000 common shares for total consideration of $24,975.

On February 7, 2012, the Company authorized the issuance of 50,000 common shares to Rachel Boulds, the Company’s CFO, for compensation of services. The shares were issued at $0.51 based on the market value of the common stock on the date of authorization for total compensation expense of $25,500.

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

On September 1, 2012, the Company authorized the issuance of 25,000 common shares to Rachel Boulds, the Company’s CFO, for compensation of services. The shares were issued at $0.0085 based on the market value of the common stock on the date of authorization for total compensation expense of $203. The shares were issued in October 2012.

During September 2012, the Company authorized the issuance of 8,166,500 common shares for various services. Shares were issued at $0.0075 - $0.095 for total expense of $66,459. The shares were issued in October 2012.

During September 2012, the Company authorized the issuance of 115,000 common shares for related party debt of $440. The shares were issued at $0.0085 based on the market value of the common stock on the date of authorization, resulting in a loss on the conversion of debt of $538. The shares were issued in October 2012.

On or about October 16, 2012, the Company issued 1,552,795 common shares in conversion of $10,000 of the Neil Linder debenture dated April 9, 2012. The shares were issued at $0.00644 pursuant to the conversion terms of the debenture.

On or about October 16, 2012, the Company issued 38,000 common shares in conversion of $380 advanced to the Company by a related party.

On or about February 4, 2013, the Company authorized the issuance of 75,000 common shares to Rachel Boulds, the Company’s CFO, for compensation of services. The shares were issued at $0.0369 based on the market value of the common stock on the date of authorization for total compensation expense of $2,767.

On June 19, 2013, the Company authorized the issuance of 200,000 common shares to Rachel Boulds, the Company’s CFO, for compensation of services. The shares were issued at $0.013 based on the market value of the common stock on the date of authorization for total compensation expense of $2, 600.

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

On June 19, 2013, the Company authorized the issuance of 7,000,000 common shares to George Ivakhnik, the Company’s Interim CEO, for compensation of services. The shares were issued at $0.013 based on the market value of the common stock on the date of authorization for total compensation expense of $91,000.

In August 2013, the Company authorized the issuance of 3,850,000 common shares for investor relation services to various persons. These shares were valued using the closing share price of the Common Stock price on the day of issuance for a total non-cash expense of $85,375.

On August 22, 2013, the Company received $2,500 from the sale of 1,000,000 shares of Common Stock. Proceeds were used to fund general operations.

On September 23, 2013, the Company received $15,500 from the sale of 3,500,000 shares of Common Stock. Proceeds were used to fund general operations.

ISSUER PURCHASES OF EQUITY SECURITIES. The Company did not repurchase any of its securities during the fiscal year ended September 30, 2013.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS. The Company currently does not maintain any equity compensation plans.

Item 6.  SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

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

Results of Operations

For the year ended September 30, 2013 Compared to the year ended September 30, 2012

Operating Expenses

Professional fees for the year ended September 30, 2013 were $90,698, as compared to $45,545 for the year ended September 30, 2012, an increase of $45,153 or 100%.  Professional fees mainly consist of auditor and other fees associated with the Company’s quarterly filings and year end audit. In the current year the Company incurred additional legal fees associated with the existing legal proceedings.

Officer compensation expense for the year ended September 30, 2013 increased $85,729 or 37% to $317,468, as compared to $231,739 for the year ended September 30, 2012.  The expense consists of cash payments, accrued salary and stock. The increase during the year ended September 30, 2013 is attributed to the issuance of 7,000,000 shares of common stock valued at $91,000 to the Interim Chief Executive Officer and the addition of salary expense to the Chief Communications Officer.

General and administrative expense decrease $141,668 or 60% to $95,935 for the year ended September 30, 2013 from $237,603 for the year ended September 30, 2012. The decrease in general and administrative expense was mainly attributed to a decrease in investor and public relations expense.

Overall there was a $831,577 decrease in operating expenses from September 30, 2012 to September 30, 2013 due to a onetime charge for impairment expense on our websites in the prior year of $818,521.

Other Expenses

Total other expenses increased $490,298 or 89%, to $1,040,107 for the year ended September 30, 2013 compared to $549,809 in the prior year. The increase is mainly attributed to penalty expense being incurred for triggering a default provision on two of its debentures. Other expense also consists of a loss on derivative liability of $303,280, interest expense of $167,341, and amortization of debt discount of $170,477.

Net Loss

We recorded a net loss of $1,544,208 for the year ended September 30, 2013, as compared to a net loss of $1,881,717 for the year ended September 30, 2012.   The decrease is mainly attributed to the decrease in operating expenses as discussed above.

Liquidity and Capital Resources

At September 30, 2013, we had an accumulated deficit of $7,383,680 and a working capital deficit of $2,983,493. For the year ended September 30, 2013, net cash used in operating activities was $41,756 and we received $44,469 from financing activities.

OFF-BALANCE SHEET ARRANGEMENTS

None.

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

We have identified below some of our accounting policies that we consider critical to our business operations and the understanding of our results of operations. This is not a complete list of all of our accounting policies, and there may be other accounting policies that are significant to us. For a detailed discussion on the application of these and our other accounting policies, see note 1 to the financial statements for the period ended September 30, 2013, included in this Form 10-K.

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

Not applicable

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and related notes are included as part of this report as indexed in the appendix on page F-1 through F-20.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statements disclosure.

Item 9A.  CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

With the participation of management, our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the conclusion of the period ended September 30, 2013. Based upon this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.

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

As a result of management’s assessment we have concluded that our controls and procedures are not effective as of September 30, 2013. We have identified the following material weaknesses in internal control over financial reporting:

Segregation of Duties – As a result of limited resources, we did not maintain proper segregation of incompatible duties. Namely an understaffed financial and accounting function and the need for additional personnel to prepare and analyze financial information in a timely manner and to allow review and on-going monitoring and enhancement of our controls. The effect of the lack of segregation of duties potentially affects multiple processes and procedures.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the last fiscal quarter of year 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position
George Ivaknik	35	Interim Chief Executive Officer
Jeff Ritchie	51	Chief Operating Officer, Director
Rachel Boulds	43	Chief Financial Officer, Director
C. David Pugh	55	Chief Communications Officer
Patrick Peach	50	Director

Affiliate Officers and Directors

George Ivakhnik. Mr. Ivakhnik is the current Interim Chief Executive Officer. Prior to re-joining IFLM, George served as the Chief Executive Operator and Chief Investment Officer of 51/49 Group, Inc. With extensive experience in commercial real estate ventures, George served as:

  Chief Executive Officer of Trust Deed Gallery, a company dealing in real estate investments;
  Chief Investment Officer of ARM Fund, a real estate based fund;
  Chief Investment Officer of Pacific Marilyn Fund;
  Chief Executive Officer of Mobile Star Corp.

Mr. Ivakhnik’s experience includes public and private company capital formation and management. His predominant responsibilities include portfolio asset management, portfolio allocation, and capital formation, as well as limiting risk exposure and maximizing returns for investors. Mr. Ivakhnik held a Series 7 and 66 securities License and attended Metropolitan University of Denver, Colorado.

Jeff Ritchie.  Jeff Ritchie is the current Chief Operating Officer and a Director of the company, since 2008. Mr. Ritchie began his film career in post-production by using advancements in computer technology to create a cost-effective computer graphics company with such clients as Disney and CBS.  Having a lifelong passion for filmmaking Mr. Ritchie sold his company and started working in film production. Mr. Ritchie worked for various studios, completing over 15 films, during that time he quickly rose up the ranks of feature film producer, and has produced over a dozen feature films, written three produced scripts and produced numerous commercial.  Mr. Ritchie has experience in managing private production companies, working for such production companies as Crystal Sky Communications (Ghost Rider, Baby Geniuses), Roger Corman’s New Horizon (The Haunting of Hell House), has become a mainstay in the film industry and has developed solid relationships with studios and mini majors along with working relationships with production companies, sales distribution companies and with management and talent agencies. Ritchie’s film credits include 'SOULKEEPER' a film made on a very modest budget, which premiered on the sci-fi channel in 2001 and scored in the top non-theatrical sales week after week at video stores.

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

Rachel Boulds.  On January 27, 2012, Rachel Boulds was appointed as Chief Financial Officer.  From August 2009 to the present, Ms. Boulds has been engaged in her sole accounting practice, preparing full disclosure financial statements for public companies to comply with GAAP and SEC requirements.  From August 2004 through July 2009, she was employed as an Audit Senior for HJ& Associates, LLC, where she performed audits and reviews for public and private companies, prepared financial statements to comply with GAAP and SEC requirements.   From 2003 through 2004, Ms. Boulds was employed as an Audit Senior for Mohler, Nixon and Williams, planning and performing audits, reviews and compilations, preparing form 5500 for filing with the Dept. of Labor. From September 2001 through July 2003, Ms. Boulds worked as an ABAS Associate for PriceWaterhouseCoopers, providing auditing services to public and private companies. From April 2000 through February 2001, she was employed as an e Commerce Accountant for the Walt Disney Group’s GO.com.  Ms. Boulds holds a B.S. in Accounting from San Jose University, 2001 and is licensed as a CPA in the state of Utah.

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

C. David Pugh. Mr. Pugh serves as the Chief Communications Officer for the Company. In his current position, he is responsible for the development and deployment of its various internet properties. Prior to joining IFLM, Mr. Pugh founded The Card Logic Group in 2002, a boutique marketing firm specializing in customer loyalty and retention programs. With hundreds of successful deployment throughout the US and Canada, Card Logic Group is a leader in multi-channel rewards programs in the motorsports and hospitality markets. Mr. Pugh was instrumental in the development and deployment of PRISM™, The Card Logic Group’s proprietary loyalty marketing platform. Prior to founding Card Logic Group, Mr. Pugh Vice President of Client Development at Praxell, one of the first companies that enabled these gift card transactions to be processed in real-time either at the point of sale or on the web.

Item 11.  EXECUTIVE COMPENSATION

The following table provides information as to cash compensation of all officers of the Company, for each of the Company’s last two fiscal years.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation Earnings	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
George Ivakhnik, Interim CEO	2013	$0	$91,000	$0	$0	$0	$0	$0

Jeff Ritchie, COO	2013 2012	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0

Rachel Boulds, CFO	2013 2012	$2,500 $7,400	$5,368 $25,713	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0

C. David Pugh, CCO	2013 2012	$250 $0	$6,500 $5,160	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0

Kenneth Eade, Former CCO	2012	$48,626	$0	$0	$0	$0	$0	$0

The company has entered into employment contracts with our Interim Chief Executive Officer and Chief Operating Officer providing for the payment of $150,000 in annual salary each, our Chief Communications Officer for $60,000 a year and our Chief Financial Officer providing for the payment of $11,500 in annual salary.  To date, we have not been able to fully compensate our officers with full cash payments, and they are due accrued salaries.  There are no outstanding equity awards or options to officers issued or outstanding.

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

Audit Committee

The Company has a standing audit committee, established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, consisting of our CFO Rachel Boulds and Director Patrick Peach.  No member of the audit committee may accept directly or indirectly any consulting, advisory, or other compensatory fee from the company or any subsidiary, not including fixed amounts of compensation under a retirement plan for prior service, and may not be an “interested person” as defined in section 2(a)(19) of the Investment Company Act of 1940.

Item 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information furnished to us with respect to the beneficial ownership of our common stock by (i) each executive officer, director and nominee, and by all directors and executive officers as a group, and (ii) each beneficial owner of more than five percent of our outstanding common stock, in each case as of September 30, 2013. Unless otherwise indicated, each of the persons listed has sole voting and dispositive power with respect to the shares shown as beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class
Common Stock (1)	Kenneth Eade 6399 Wilshire Blvd. suite 507 Los Angeles, CA 90048	6,966,900	11%
Common Stock	Jeff Ritchie 6399 Wilshire Blvd. suite 507 Los Angeles, CA 90048	6,970,000	11%
Common Stock	Marc Cifelli Arriva Capital, LLC 16 Glenwood Way Caldwell, NJ 07006	6,500,000	10%
	Shares of directors and executive officers as a group	14,851,400	24%

(1)	Includes 6,486,900 shares of common stock owned by Valentina Eade, wife of Mr. Eade, all beneficial ownership of which is claimed by Mr. Eade.

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

On March 31, 2011 the Company’s Board of Directors authorized the issuance of 750,000 shares each to Jeff Ritchie, the Company’s COO and Kenneth Eade the Company’s former CFO for compensation for services rendered in 2010, and an additional 200,000 shares to Kenneth Eade for legal services rendered, for total consideration of $646,000, based on the market value of the common stock on the date of authorization. As of September 30, 2011 these shares had not yet been issued and therefore have been recorded as a stock payable.

On or about August 31, 2010, Jeff Ritchie gifted 3,000,000 shares and Kenneth Eade gifted 3,000,000 shares to Arriva Capital, to fund a consulting contract for services to be rendered to the company.

On February 7, 2012, the Company authorized the issuance of 50,000 common shares to Rachel Boulds, the Company’s CFO, for compensation of services. The shares were issued at $0.51 based on the market value of the common stock on the date of authorization for total compensation expense of $25,500.

On September 1, 2012, the Company authorized the issuance of 25,000 common shares to Rachel Boulds, the Company’s CFO, for compensation of services. The shares were issued at $0.0085 based on the market value of the common stock on the date of authorization for total compensation expense of $203. The shares were not issued until October 2012.

On or about September 1, 2012, the Company authorized the issuance of 115,000 common shares for related party debt of $440. The shares were issued at $0.0085 based on the market value of the common stock on the date of authorization, resulting in a loss on the conversion of debt of $538. The shares were not issued until October 2012.

On or about October 16, 2012, the Company issued 38,000 common shares in conversion of $380 advanced to the Company by a related party.

On or about February 4, 2013, the Company authorized the issuance of 75,000 common shares to Rachel Boulds, the Company’s CFO, for compensation of services. The shares were issued at $0.0369 based on the market value of the common stock on the date of authorization for total compensation expense of $2,767.

On June 19, 2013, the Company authorized the issuance of 200,000 common shares to Rachel Boulds, the Company’s CFO, for compensation of services. The shares were issued at $0.013 based on the market value of the common stock on the date of authorization for total compensation expense of $2,600.

On June 19, 2013, the Company issued 500,000 common shares for accrued compensation. The shares were values at $0.013 for a total of $6,500.

On June 19, 2013, the Company authorized the issuance of 7,000,000 common shares to George Ivakhnik, the Company’s Interim CEO, for compensation of services. The shares were issued at $0.013 based on the market value of the common stock on the date of authorization for total compensation expense of $91,000.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

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

The Company’s Audit Committee consists of our CFO, Rachel Boulds and Director Patrick Peach. The Audit Committee verified the following with respect to our independent accountants:

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

Audit Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements is approximately $15,500 for fiscal year 2013 and $15,500 for fiscal year 2012 all of which related to the review and audit of Company’s financial statements.

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

(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Independent Film Development Corporation
(A Development Stage Company)

We have audited the accompanying balance sheets of Independent Film Development Corporation (a development stage company) as of September 30, 2013 and 2012, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years then ended. The financial statements for the period from inception (September 14, 2007) to September 30, 2010 were audited by other auditors whose report expressed an unqualified opinion on those statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Independent Film Development Corporation as of September 30, 2013 and 2012, and the results of its operations, changes in stockholders' deficit and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has reported recurring losses from operations and had a working capital deficit at September 30, 2013, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

January 14, 2014

www.mkacpas.com

Houston, Texas

Independent Film Development Corporation
(a Development Stage Company) Balance Sheets

	September 30, 2013	September 30, 2012
ASSETS

Cash	$2,713	$—
Total Assets	$2,713	$—

LIABILITIES AND STOCKHOLERS' EQUITY (DEFICIT)

Current Liabilities:
Bank overdraft	$—	$2
Accounts payable	24,115	18,862
Accounts payable, related party	70,705	20,270
Accrued officer compensation	499,827	347,976
Accrued interest and penalties	681,761	134,266
Advances from officers	15,417	9,127
Accrued interest, related party	854	—
Due to a related party	4,210	2,960
Note payable	18,550	—
Derivative liability	755,167	468,884
Convertible debentures in default (net of discount of $0 and $170,477, respectively)	915,600	759,073
Total Liabilities	2,986,206	1,761,420

Stockholders' Equity (Deficit):
Preferred Stock, $.0001 par value, 15,000,0000 shares authorized, none issued and outstanding	—	—
Common stock, $.0001 par value, 485,000,000 shares authorized, 62,313,670 and 29,286,375 issued and outstanding, respectively	6,231	2,929
Additional paid in capital	3,709,946	3,323,473
Common stock payable	684,010	751,650
Deficit accumulated during development stage	(7,383,680)	(5,839,472)
Total Stockholders' Equity (Deficit)	(2,983,493)	(1,761,420)
Total Liabilities and Stockholders' Equity (Deficit)	$2,713	$—

The accompanying notes are an integral part of these financial statements.
F-3

Independent Film Development Corporation (a Development Stage Company) Statements of Operations
	For the Years Ended September 30,		September 14, 2007 (inception) through
	2013	2012	September 30, 2013
			(unaudited)
Revenue	$—	$3,770	$3,770
Cost of revenue	—	—	—
Gross revenue	—	3,770	3,770

Expenses:
Officer compensation	317,468	231,739	1,371,707
Professional fees	90,698	45,545	571,500
Director fees	—	—	38,000
Loss on impairment of websites	—	818,521	818,521
Bad debt expense	—	2,270	72,635
General and administrative	95,935	237,603	2,855,841
Total operating expenses	504,101	1,335,678	5,728,204
Net loss from operations	$(504,101)	$(1,331,908)	$(5,724,434)

Other income and (expense):
Loss on derivative liability	(303,280)	(264,027)	(618,297)
Loss on settlement of debt	(18,000)	(537)	(18,537)
Penalty expense	(381,009)	(16,500)	(397,509)
Debt discount	(170,477)	(108,942)	(288,935)
Interest expense	(167,341)	(159,803)	(335,968)
Total other expense	(1,040,107)	(549,809)	(1,659,246)
Net loss	$(1,544,208)	$(1,881,717)	$(7,383,680)

Loss per share
Basic and diluted	$(0.04)	$(0.07)

Weighted average shares outstanding basic and diluted	43,965,932	25,464,297

The accompanying notes are an integral part of these financial statements.

Independent Film Development Corporation
(a Development Stage Company)
Statement of Stockholders’ Equity (Deficit)

	Number of Shares Outstanding	Common Stock at Par Value	Paid in CapitaL	Deficit Accumulated During Development	Common Stock Subscribed	Stock Subscription Receivable	Total

Beginning balance	-	$-	$-	$-	$-	$-	$-
Stock issued for cash	125	-	500	-	-	-	500
Balance at September 30, 2007	125	-	500	-	-	-	500
Stock issued for cash	18,492	2	35,940	-	-	-	35,942
Net loss for the year ended September 30, 2008	-	-	-	(33,413)	-	-	(33,413)
Balance at September 30, 2008	18,617	2	36,440	(33,413)	-	-	3,029
Stock issued for cash	34,803	3	109,997	-	-	(85,000)	25,000
Stock issued for compensation	22,300,000	2,230	2,227,770	-	-	-	2,230,000
Net loss for year ended September 30, 2009	-	-	-	(2,258,311)	-	-	(2,258,311)
Balance at September 30, 2009	22,353,420	2,235	2,374,207	(2,291,724)	-	(85,000)	(282)
Stock issued for cash	626,571	63	197,032	-	-	-	197,095
Stock issued for compensation	4,000	-	2,000	-	-	-	2,000
Stock subscription receivable	-	-	-	-	-	22,660	22,660
Net loss for year ended September 30, 2010	-	-	-	(217,881)	-	-	(217,881)
Balance at September 30, 2010	22,983,991	2,298	2,573,239	(2,509,605)	-	(62,340)	3,592
Stock for other services	556,000	56	211,224	-	171,000	-	382,280
Stock for officer compensation	-	-	-	-	570,000	-	570,000
Stock for Director fees	-	-	-	-	38,000	-	38,000
Stock issued for cash	575,000	57	39,918	-	-	(8,025)	31,950
Common stock issued for lock up agreement	6,000	1	2,279	-	-	-	2,280
Write off of stock subscription receivable	-	-	-	-	-	70,365	70,365
Net loss for the year ended September 30, 2011	-	-	-	(1,448,150)	-	-	(1,448,150)
Balance at September 30, 2011	24,120,991	2,412	2,826,660	(3,957,755)	779,000	-	(349,683)
Write off of stock payable	-	-	95,000	-	(95,000)	-	-
Stock for officer compensation	50,000	5	25,495	-	213	-	25,713
Settlement of derivative liability	-	-	186,830	-	-	-	186,830
Stock issued in conversion of note payable	5,115,384	512	175,988	-	-	-	176,500
Stock issued for services	-	-	-	-	66,459	-	66,459
Stock issued to settle debt	-	-	-	-	978	-	978
Contributed capital	-	-	13,500	-	-	-	13,500
Net loss for the year ended September 30, 2012	-	-	-	(1,881,717)	-	-	(1,881,717)
Balance at September 30, 2012	29,286,375	2,929	3,323,473	(5,839,472)	751,650	-	(1,761,420)
Stock for officer compensation	7,300,000	729	95,841	-	(203)	-	96,367
Settlement of derivative liability	-	-	16,998	-	-	-	16,998
Stock issued in conversion of note payable	2,052,795	205	13,745	-	-	-	13,950
Stock issued for stock payable	8,281,500	828	66,609	-	(67,437)	-	-
Stock issued to settle debt	6,038,000	604	77,776	-	-	-	78,380
Stock issued for services	4,855,000	486	97,954	-	-	-	98,440
Stock issued for cash	4,500,000	450	17,550	-	-	-	18,000
Net loss for the year ended September 30, 2013	-	-	-	(1,544,208)	-	-	(1,544,208)
Balance at September 30, 2013	62,313,670	$6,231	$3,709,946	$(7,383,680)	$684,010	$-	$(2,983,493)

The accompanying notes are an integral part of these financial statements.

Independent Film Development Corporation
(a Development Stage Company)
Statements of Cash Flows

	For the Years Ended		September 14, 2007
	September 30,		(inception) through
	2013	2012	September 30, 2013
			(unaudited)
Cash flows from operating activities:
Net loss	$(1,544,208)	$(1,881,717)	$(7,383,680)
Adjustments to reconcile net loss to total cash used in operations:
Common stock for compensation	96,367	25,713	2,924,080
Common stock for other services	91,940	66,459	542,959
Common stock for Director's fees	—	—	38,000
Loss on settlement of debt	18,000	537	18,537
Amortization expense	—	31,479	31,479
Loss on impairment of website properties	—	818,521	818,521
Bad debt expense for stock subscription receivable	—	—	70,365
(Gain) loss on derivative liability	303,280	264,027	618,297
Debt discount amortization	170,477	160,704	340,697
Change in assets and liabilities:
Increase (decrease) in accounts payable	5,253	(1,365)	22,116
Increase (decrease) in accounts payable, related party	50,435	(3,000)	72,705
Increase in accrued expenses	547,495	125,442	681,761
Accrued interest, related party	854	—	854
Increase in accrued compensation	218,351	129,526	566,327
Net cash used in operating activities	(41,756)	(263,674)	(636,982)

Cash flows from investing activities	—	—	—

Cash flows from financing activities:
Cash overdraft	(2)	2	—
Cash advances (payments) related party	1,250	(250)	1,790
Proceeds from debenture/loans	18,550	241,050	274,600
Proceeds from subscriptions receivable	—	—	22,660
Contributed capital	—	13,500	13,500
Advances from officers	15,073	9,152	32,062
Payments to officers	(8,402)	(5,002)	(13,404)
Proceeds from the sale of common stock	18,000	—	308,487
Net cash provided by financing activities	44,469	258,452	639,695
Net increase (decrease) in cash	2,713	(5,222)	2,713
Cash at beginning of period	—	5,222	—
Cash at end of period	$2,713	$—	$2,713

Cash paid for:
Interest	$—	$—	$—
Taxes	$—	$—	$—

Supplemental disclosure of non cash activities
Website property acquired with convertible debenture	$—	$500,000	$850,000
Common stock issued for conversion of debt	$13,950	$176,500	$190,450
Common stock issued for conversion of debt to related parties	$66,880	—	66,880
Settlement of derivative liability	$16,998	$186,830	$203,828
Debt discount on convertible notes payable	$—	$275,183	$275,183
Forgiveness of stock payable	$—	$95,000	$95,000
Common stock issued for stock payable	$67,641	$—	$67,641

The accompanying notes are an integral part of these financial statements.

 Independent Film Development Corporation

(A Development Stage Company)

Notes to Financial Statements

September 30, 2013

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

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"). In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein. The Company has adopted an September 30 year end.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents as of September 30, 2013 and 2012.

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

The Company accounts for equity based transactions with non-employees under the provisions of ASC Topic No. 505-50, “Equity-Based Payments to Non-Employees” (“Topic No. 505-50”). Topic No. 505-50 establishes that equity-based payment transactions with non-employees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The fair value of common stock issued for payments to non-employees is measured at the market price on the date of grant. The fair value of equity instruments, other than common stock, is estimated using the Black-Scholes option valuation model. In general, the Company recognizes an asset or expense in the same manner as if it was to pay cash for the goods or services instead of paying with or using the equity instrument.

The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation - Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered. There has been no stock-based compensation issued to employees.

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

The following table presents assets and liabilities that are measured and recognized at fair value as of September 30, 2013 and 2012 on a recurring basis:

September 30, 2013

Description	Level 1	Level 2	Level 3	Total Gains and (Losses)
Derivative	-	-	(755,167)	(303,280)
Total	$-	$-	$(755,167)	$(303,280)

September 30, 2012

Description	Level 1	Level 2	Level 3	Total Gains and (Losses)
Derivative	-	-	(468,884)	(264,027)
Total	$-	$-	$(468,884)	$(264,027)

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

Net deferred tax assets consist of the following components as of September 30:

	2013	2012
NOL	$(1,116,601)	$(602,324)
Net Loss	(1,544,208)	(1,881,717)
Loss on impairment	—	818,521
Loss on debt settlement	18,000	537
Amortization expense	—	31,479
Loss on derivative liability	303,280	264,027
Debt discount amortization	170,477	160,704
Common stock for other services	91,940	66,459
Common stock for compensation	96,367	25,713
NOL at end of period	$(1,980,745)	$(1,116,601)
Effective Rate	0.34	0.34
Deferred Tax Asset	(673,453)	(379,644)
Valuation	673,453	379,644
Deferred Tax Asset	$—	$—

In June 2006, the FASB interpreted its standard for accounting for uncertainty in income taxes, an interpretation of accounting for income taxes.  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance the minimum recognition threshold and measurement attributable to a tax position taken on a tax return is required to be met before being recognized in the financial statements. The FASB’s interpretation had no material impact on the Company’s financial statements for the year ended September 30, 2013.

The FASB’s interpretation had no material impact on the Company’s financial statements for the year ended September 30, 2013. As of September 30, 2013, the Company had a net operating loss carry forward for income tax reporting purposes of $1,980,745 that may be offset against future taxable income through 2029. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. At September 30, 2013 and 2012, the Company had no outstanding options or warrants.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

-	Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and
-	Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

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

NOTE 5: CONVERTIBLE DEBENTURES

On July 1, 2011, the Company entered into an exchange agreement with Junior Capital Inc. (“Junior”), pursuant to which Junior exchanged a $350,000 promissory note for a $350,000 convertible debenture (the “Junior Debenture”). The Junior Debenture accrues interest of 10% and matures on July 1, 2012. Junior has the right to convert all or a portion of the principal into shares of common stock at a conversion price equal to fifty percent (50%) of the average of the closing bid price of common stock during the five trading days immediately preceding the conversion date, or fifty percent (50%) of the closing bid price of the common stock on the date of issuance, or $0.05 per share of common stock on the date of conversion as quoted by Bloomberg, LP. Pursuant to the terms of this debenture, the holder shall not be entitled to convert a number of shares that would exceed 4.99% of the outstanding shares of the Company’s common stock. Based on the initial valuation the Company has recorded a debt discount of $50,514, $46,155 of which was amortized in the fiscal year ended September 30, 2012 with the remaining $4,359 amortized in in 2013. During fiscal year ending September 30, 2012, $143,500 of the $350,000 debenture was converted into 4,100,000 shares of common stock. This conversion was converted within the terms of the agreement. As a result of the conversions the remaining $4,359 of debt discount amortization was accelerated and expensed, and the derivative liability decreased by $149,671. In addition, as a consequence of the triggering of the default provisions of the debenture, as a result of nonpayment as of the due date and failure to convert a portion of the debenture upon request, the interest on the debenture has been instated at a rate of 18%, effective as of the date of issuance, and a per day penalty of $500 has been accrued from the date of default of $199,000.

On October 25, 2011 the Company issued a convertible debenture/note payable to Junior Capital, Inc. for $20,000, $15,000 of this amount was advanced to the Company prior to signing the debenture and prior to the year ended September 30, 2011. The remaining $5,000 was received in October 2011.  The Debenture accrues interest of 10% beginning on October 25, 2011 and matures on October 25, 2012. Junior has the right to convert all or a portion of the principal into shares of common stock at a conversion price equal to fifty percent (50%) of the average of the closing bid price of common stock during the five trading days immediately preceding the conversion date, or fifty percent (50%) of the closing bid price of the common stock on the date of issuance as quoted by Bloomberg, LP. Pursuant to the terms of this debenture, the holder shall not be entitled to convert a number of shares that would exceed 4.99% of the outstanding shares of the Company’s common stock. Based on the initial valuation the Company has recorded a debt discount of $20,000, all of which was amortized to interest expense in the fiscal year ended September 30, 2012. As of September 30, 2013 $20,000 of the principal face value of the Junior Debenture remains outstanding. In addition, as a consequence of the triggering of the default provision of the debenture the interest on the debenture has been instated at a rate of 18% effective as of the date of issuance.

On October 28, 2011, the Company entered into an exchange agreement with Editor Newswire Inc. (“Editor”), pursuant to which Editor exchanged a $20,000 promissory note for a $20,000 convertible debenture (the “Editor Debenture”). The Editor Debenture accrues interest of 10% and matures on October 28, 2012. Editor has the right to convert all or a portion of the principal into shares of common stock at a conversion price equal to fifty percent (50%) of the average of the closing bid price of common stock during the five trading days immediately preceding the conversion date, or fifty percent (50%) of the closing bid price of the common stock on the date of issuance as quoted by Bloomberg, LP. Pursuant to the terms of this debenture, the holder shall not be entitled to convert a number of shares that would exceed 4.99% of the outstanding shares of the Company’s common stock. Based on the initial valuation the Company has recorded a debt discount of $20,000, $8,357 of which was amortized in the fiscal year ended September 30, 2012 with the remaining $11,643 amortized in 2013. As of September 30, 2013 $20,000 of the principal face value of the Debenture remains outstanding. In addition, as a consequence of the triggering of the default provision of the debenture the interest on the debenture has been instated at a rate of 18% effective as of the date of issuance.

On November 18, 2011, the Company entered into an exchange agreement with Editor Newswire Inc. (“Editor”), pursuant to which Editor exchanged a $25,000 promissory note dated November 18, 2011 for a $25,000 convertible debenture (the “Editor Debenture”). The Editor Debenture accrues interest of 10% and matures on November 18, 2012. Editor has the right to convert all or a portion of the principal into shares of common stock at a conversion price equal to fifty percent (50%) of the average of the closing bid price of common stock during the five trading days immediately preceding the conversion date, or fifty percent (50%) of the closing bid price of the Common Stock on the date of issuance as quoted by Bloomberg, LP. Pursuant to the terms of this debenture, the holder shall not be entitled to convert a number of shares that would exceed 4.99% of the outstanding shares of the Company’s common stock. Based on the initial valuation the Company has recorded a debt discount of $25,000, $11,292 of which was amortized in the fiscal year ended September 30, 2012 with the remaining $13,708 amortized in 2013. As of September 30, 2013, $25,000 of the principal face value of the Debenture remains outstanding. In addition, as a consequence of the triggering of the default provision of the debenture the interest on the debenture has been instated at a rate of 18% effective as of the date of issuance.

On January 11, 2012, the Company entered into a $33,000 convertible debenture with Junior Capital Inc. (“Junior”). The Junior Debenture accrues interest of 10% and matures on January 11, 2013. Junior has the right to convert all or a portion of the principal into shares of common stock at a conversion price equal to fifty percent (50%) of the average of the closing bid price of common stock during the five trading days immediately preceding the conversion date, or fifty percent (50%) of the closing bid price of the Common Stock on the date of issuance as quoted by Bloomberg, LP. Pursuant to the terms of this debenture, the holder shall not be entitled to convert a number of shares that would exceed 4.99% of the outstanding shares of the Company’s common stock. Based on the initial valuation the Company has recorded a debt discount of $33,000, $8,425 of which was amortized to interest expense before conversion during the fiscal year ending September 30, 2012. This conversion was converted within the terms of the agreement. As a result of the conversions, $24,575 of debt discount amortization was accelerated and expensed and the derivative liability decreased by $37,159. During the fiscal year ending September 30, 2012, the entire $33,000 debenture was converted into 1,015,384 shares of common stock.

On March 15, 2012, the Company entered into a $40,000 convertible debenture with Junior Capital Inc. (“Junior”). The Junior Debenture accrues interest of 12% and matures on March 15, 2013. Junior has the right to convert all or a portion of the principal into shares of common stock at a conversion price equal to fifty percent (50%) of the average of the closing bid price of common stock during the five trading days immediately preceding the conversion date, or fifty percent (50%) of the closing bid price of the Common Stock on the date of issuance as quoted by Bloomberg, LP. Pursuant to the terms of this debenture, the holder shall not be entitled to convert a number of shares that would exceed 4.99% of the outstanding shares of the Company’s common stock. Based on the initial valuation the Company has recorded a debt discount of $40,000, $4,540 of which was amortized in the fiscal year ended September 30, 2012 with the remaining $35.460 amortized in 2013. As of September 30, 2013 $40,000 of the principal face value of the Debenture remains outstanding. In addition, as a consequence of the triggering of the default provision of the debenture the interest on the debenture has been instated at a rate of 18% effective as of the date of issuance.

On April 9, 2012, the Company entered into a $100,000 convertible debenture with Neil Linder. The debenture accrues interest of 12% and matures on April 9, 2013. Mr. Linder has the right to convert all or a portion of the principal into shares of common stock at a conversion price equal to the lesser of fifty percent (50%) of the average of the closing bid price of common stock during the five trading days immediately preceding the conversion date, or fifty percent (50%) of the closing bid price of the Common Stock on the date of issuance as quoted by Bloomberg, LP. Pursuant to the terms of this debenture, the holder shall not be entitled to convert a number of shares that would exceed 4.99% of the outstanding shares of the Company’s common stock. Based on the initial valuation the Company has recorded a debt discount of $49,532, $15,994 of which was amortized in the fiscal year ended September 30, 2012 with the remaining $33,538 amortized in 2013. During the fiscal year ending September 30, 2013, $13,950 of the $100,000 debenture was converted into 2,052,795 shares of common stock. This conversion was converted within the terms of the agreement. As of September 30, 2013 $86,050 of the principal face value of the Debenture remains outstanding. In addition, as a consequence of the triggering of the default provision of the debenture the interest on the debenture has been instated at a rate of 18% effective as of the date of issuance, a $1,000 per business day penalty is being imposed for failure to execute a conversion in a timely manner, and an additional accrual of $112,509 was accounted for as a result of a provision requiring additional funds due in the event that a “default payment” is made by the Company.

On May 29, 2012, the Company entered into a $500,000 convertible debenture with iBacking Corp. The iBacking Debenture accrues interest of 12% and matures on May 29, 2013. iBacking has the right to convert all or a portion of the principal into shares of common stock at a conversion price equal to the lesser of fifty percent (50%) of the lowest closing bid price of common stock during the ten trading days immediately preceding the conversion date, or fifty percent (50%) of the closing bid price of the Common Stock on the date of issuance as quoted by Bloomberg, LP. Pursuant to the terms of this debenture, the holder shall not be entitled to convert a number of shares that would exceed 4.99% of the outstanding shares of the Company’s common stock. Based on the initial valuation the Company has recorded a debt discount of $84,651, $21,997 of which was amortized in the fiscal year ended September 30, 2012 with the remaining $62,654 amortized in 2013. As of September 30, 2013 $500,000 of the principal face value of the Debenture remains outstanding. In addition, as a consequence of the triggering of the default provision of the debenture the interest on the debenture has been instated at a rate of 18% effective as of the date of issuance.

On June 5, 2012, the Company entered into an $18,000 convertible debenture with Junior Capital Inc. (“Junior”). The Junior Debenture accrues interest of 12% and matures on June 5, 2013. Junior has the right to convert all or a portion of the principal into shares of common stock at a conversion price equal to fifty percent (50%) of the average of the closing bid price of common stock during the five trading days immediately preceding the conversion date, or fifty percent (50%) of the closing bid price of the Common Stock on the date of issuance as quoted by Bloomberg, LP. Pursuant to the terms of this debenture, the holder shall not be entitled to convert a number of shares that would exceed 4.99% of the outstanding shares of the Company’s common stock. Based on the initial valuation the Company has recorded a debt discount of $18,000, $1,512 of which was amortized in the fiscal year ended September 30, 2012 with the remaining $16,488 amortized in 2013. As of September 30, 2013 $18,000 of the principal face value of the Debenture remains outstanding. In addition, as a consequence of the triggering of the default provision of the debenture the interest on the debenture has been instated at a rate of 18% effective as of the date of issuance.

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

The following inputs and assumptions were used to value embedded derivative liabilities associated with the secured convertible notes issued in the year ended September 30, 2013 and 2012:

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

A summary of the activity of the derivative liability is shown below:

Balance at September 30, 2011	$116,504
Increase in derivative due to new issuances	275,183
Derivative loss due to new issuances	85,169
Decrease in derivative due to settlement of debt	(186,830)
Derivative loss due to mark to market adjustment	178,858
Balance at September 30, 2012	468,884
Increase in derivative due to new issuances	—
Derivative loss due to new issuances	—
Decrease in derivative due to settlement of debt	(16,997)
Derivative loss due to mark to market adjustment	303,280
Balance at September 30, 2013	$755,167

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

On March 31, 2011 the Company’s Board of Directors authorized the issuance of 100,000 common shares for Director’s fees totaling $38,000, based on the market value of the common stock on the date of authorization. As of June 30, 2013 these shares had not yet been issued and therefore have been recorded as a stock payable.

On March 31, 2011 the Company’s Board of Directors authorized the issuance of 750,000 shares each to Jeff Ritchie, the Company’s COO and Kenneth Eade the Company’s former CFO for compensation for services rendered in 2010, and an additional 200,000 shares to Kenneth Eade for legal services rendered, for total consideration of $646,000, based on the market value of the common stock on the date of authorization. As of June 30, 2013 these shares had not yet been issued and therefore have been recorded as a stock payable.

During the three month period ended March 31, 2011, the Company authorized the issuance of 250,000 common shares for services valued at $95,000, based on the market value of the common stock on the date of authorization. The payable was subsequently written off to forgiveness of stock payable.

On May 10, 2011 the Company issued 300,000 common shares for cash proceeds of $6,975 and a subscription receivable in the amount of $8,025. As of December 31, 2011 it was determined that the remaining receivable would not be collected; as a result the company credited the stock subscription receivable account and debited bad debt expense for $8,025.

On May 9, 2011 the Company issued 6,000 common shares for a lock up agreement in which the stockholder agreed not to transfer any of his shares for an agreed upon time. The Company recorded an expense of $2,280 based on the market value of the common stock on the date of issuance.

On May 10, 2011 the Company issued 6,000 common shares to a stockholder for shares authorized in a prior period. The Company recorded an expense of $2,280 based on the market value of the common stock on the date of issuance.

On June 24, 2011, the Company authorized the issuance of 550,000 common shares for services valued at $209,000, based on the market value of the common stock on the date of authorization.

During the year ended September 30, 2011, the Company issued 275,000 common shares for total consideration of $24,975.

On February 7, 2012, the Company authorized the issuance of 50,000 common shares to Rachel Boulds, the Company’s CFO, for compensation of services. The shares were issued at $0.51 based on the market value of the common stock on the date of authorization for total compensation expense of $25,500.

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

On September 1, 2012, the Company authorized the issuance of 25,000 common shares to Rachel Boulds, the Company’s CFO, for compensation of services. The shares were issued at $0.0085 based on the market value of the common stock on the date of authorization for total compensation expense of $203. The shares were issued in October 2012.

During September 2012, the Company authorized the issuance of 8,166,500 common shares for various services. Shares were issued at $0.0075 - $0.095 for total expense of $66,459. The shares were issued in October 2012.

During September 2012, the Company authorized the issuance of 115,000 common shares for related party debt of $440. The shares were issued at $0.0085 based on the market value of the common stock on the date of authorization, resulting in a loss on the conversion of debt of $538. The shares were issued in October 2012.

On October 16, 2012, the Company issued 1,552,795 common shares in conversion of $10,000 of the Neil Linder debenture dated April 9, 2012. The shares were issued at $0.00644 pursuant to the conversion terms of the debenture.

On October 16, 2012, the Company issued 38,000 common shares in conversion of $380 advanced to the Company by a related party. The shares were issued at $0.01 based on the market value of the common stock on the date of authorization.

During the quarter ended December 31, 2012, the Company issued 8,191,500 common shares for services and 115,000 common shares for debt. All issuances were previously recorded as a stock payable.

On February 4, 2013, the Company authorized the issuance of 75,000 common shares to Rachel Boulds, the Company’s CFO, for compensation of services. The shares were issued at $0.0369 based on the market value of the common stock on the date of authorization for total compensation expense of $2,767.

On June 19, 2013, the Company authorized the issuance of 200,000 common shares to Rachel Boulds, the Company’s CFO, for compensation of services. The shares were issued at $0.013 based on the market value of the common stock on the date of authorization for total compensation expense of $2,600.

On June 19, 2013, the Company issued 505,000 common shares for services valued at $6,565 based on the market value of the common stock on the date of authorization.

On June 19, 2013, the Company issued 500,000 common shares for accrued compensation. The shares were valued at $0.013 based on the market value of the common stock on the date of authorization for a total of $6,500.

On June 19, 2013, the Company authorized the issuance of 500,000 common shares in conversion of $3,950 of the Neil Linder debenture dated April 9, 2012. The shares were issued at $0.0079 pursuant to the conversion terms of the debenture.

On June 19, 2013, the Company issued 6,000,000 common shares in conversion of $60,000 debt. The shares were valued at $0.013 based on the market value of the common stock on the date of authorization for a total value of $78,000. Because the value of the stock issued for the debt was more than the debt that was extinguished the Company recorded a loss on conversion of debt of $18,000.

On June 19, 2013, the Company authorized the issuance of 7,000,000 common shares to George Ivakhnik, the Company’s Interim CEO, for compensation of services. The shares were issued at $0.013 based on the market value of the common stock on the date of authorization for total compensation expense of $91,000.

In August 2013, the Company authorized the issuance of 3,850,000 common shares for investor relation services to various persons. These shares were valued using the closing share price of the Common Stock price on the day of issuance for a total non-cash expense of $85,375.

On August 22, 2013, the Company received $2,500 from the sale of 1,000,000 shares of Common Stock.

On September 23, 2013, the Company received $15,500 from the sale of 3,500,000 shares of Common Stock.

NOTE 7: RELATED PARTY TRANSACTION

During September 2012, the Company authorized the issuance of 115,000 common shares for related party debt of $440. The shares were valued at $0.085, the stock price on the date of authorization. As a result of the transaction the Company recorded a loss on settlement of debt of $538.

During the year ended September 30, 2012, the Company authorized the issuance of 75,000 common shares to Rachel Boulds, the Company’s CFO for compensation of services. The shares were issued based on the market value of the common stock on the date of authorization for total compensation expense of $25,713.

On or about February 4, 2013, the Company authorized the issuance of 75,000 common shares to Rachel Boulds, the Company’s CFO, for compensation of services. The shares were issued at $0.0369 based on the market value of the common stock on the date of authorization for total compensation expense of $2,767.

On June 19, 2013, the Company authorized the issuance of 200,000 common shares to Rachel Boulds, the Company’s CFO, for compensation of services. The shares were issued at $0.013 based on the market value of the common stock on the date of authorization for total compensation expense of $2,600.

On June 19, 2013, the Company authorized the issuance of 7,000,000 common shares to George Ivakhnik, the Company’s Interim CEO, for compensation of services. The shares were issued at $0.013 based on the market value of the common stock on the date of authorization for total compensation expense of $91,000.

As of September 30, 2013, the Company owed its COO $4,230. The money was advanced to the company to cover certain operating expenses. Amount is due on demand and accrues interest at 8% per year.

As of September 30, 2013, the Company owed its Interim CEO $11,187. The money was advanced to the company to cover certain operating expenses. Amount is due on demand and accrues interest at 8% per year.

During the period ended June 30, 2013, a former officer of the Company assigned $60,000 of his accrued salary to an unrelated third party.

NOTE 8: LEGAL PROCEEDINGS

On or about September 1, 2011, the company and its Chief Operating Officer and counsel filed a complaint in federal court, complaint in federal court, Central District of California, Case No. CV-11-07233 DMG (MRWx), to recover 6,500,000 shares of common stock transferred to Consultants Marc Cifelli and Arriva Capital, LLC on the grounds of fraud and failure of consideration. The Company received a judgment in its favor on July 30, 2012, to return 6,000,000 shares and a money judgment for the value of 500,000 shares, which is in the process of being executed. The shares have not yet been returned.

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

On or about August 31, 2012, the Company has served notices of rescission on ibacking Corp. that certain $500,000 convertible debenture dated May 29, 2012, on the grounds of fraud and failure of consideration. The Company filed a lawsuit in federal district court against Junior Capital and ibacking Corp. on February 13, 2013 in case number CV13-00259 BRO. A default against both Junior Capital and ibacking Corp. was entered on July 22, 2013, and the matter is now pending before the Court for default judgment proceedings.

NOTE 9: GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has generated minimal revenue during the period September 14, 2007 (inception) through September 30, 2013, has an accumulated deficit of $7,383,680 and has funded its operations primarily through the issuance short term debt and equity. This matter raises substantial doubt about the Company's ability to continue as a going concern.

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

Subsequent to September 30, 2013, the Company authorized the issuance of 6,000,000 common shares for investor relation services to various persons. These shares were valued using the closing share price of the Common Stock price on the day of issuance for a total non-cash expense of $140,000.

Subsequent to September 30, 2013, the Company received $10,000 from the sale of 1,400,000 shares of Common Stock.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENT FILM DEVELOPMENT CORP

Date: January 14, 2014	By: /s/ George Ivakhnik George Ivakhnik Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: January 14, 2014	By:/s/ George Ivakhnik George Ivakhnik Interim Chief Executive Officer

Dated: January 14, 2014	By:/s/ Rachel Boulds Rachel Boulds, Chief Financial Officer and Director

24