Form 10-K/A
period 2013-09-30
Independent Film Development CORP
filed 2014-01-28
CIK 1425883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A

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
420 North Camden Drive Retail Level Beverly Hills, California, 90210 (310) 295-1711

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

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K for the year ended September 30, 2013 for Independent Film Development Corporation is being filed solely to correct information in Item 12. All other items remain unchanged.

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

Item 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Name of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent (%) of Common Stock

Named Executive Officers
David Garland, Chief Executive Officer	500,000	0.7%

Jeff Ritchie, Chief Operating Officer, Director	6,970,000	9.1%

George Ivakhnik, Chief Investment Officer	7,000,000	9.1%

Rachel Boulds, Chief Financial Officer, Director	350,000	0.5%

C. David Pugh, Chief Communication Officer	564,500	0.7%

Patrick Peach, Director	200,000	0.3%

All Directors and Officers as a Group (6 persons)	15,584,500	20.3%

Marc Cifelli (2)	6,500,000	8.5%

Non Director and Non Officer as a Group (1 person)	6,500,000	8.5%

(1) The above table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable. Unless otherwise indicated, beneficial ownership is determined in accordance with the Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended, and includes voting or investment power with respect to the shares beneficially owned. Applicable percentages are based upon 76,663,670 shares of common stock outstanding as of January 20, 2014.

(2) 6,000,000 shares have been ordered returned by the Central District Court, which judgment has not yet been executed.

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

INDEPENDENT FILM DEVELOPMENT CORP

Date: January 28, 2014	By: /s/ David Garland David Garland Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: January 28, 2014	By:/s/ David Garland David Garland Chief Executive Officer

Dated: January 28, 2014	By:/s/ Rachel Boulds Rachel Boulds, Chief Financial Officer and Director

24