Form 10-Q
period 2013-12-31
Independent Film Development CORP
filed 2014-02-14
CIK 1425883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2013

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

As of February 14, 2014, the issuer had 76,663,670 shares of common stock outstanding.

Transitional Small Business Disclosure Format:    Yes    ☐      No   ☒

2

Independent Film Development Corporation

(a Development Stage Company)

FORM 10-Q

For the Quarterly Period Ended December 31, 2013

PART I – FINANCIAL INFORMATION

TABLE OF CONTENTS

Balance Sheets as of December 31, 2013 and September 30, 2013 (unaudited)	5

Statements of Operations for the three months ended December 31, 2013 and 2012, and from inception on September 14, 2007 through December 31, 2013 (unaudited)	6

Statement of Stockholders’ Equity (Deficit) from inception on September 14, 2007 through December 31, 2013 (unaudited)	7

Statements of Cash Flows for the three months ended December 31, 2013 and 2012, and from inception on September 14, 2007 through December 31, 2013 (unaudited)	9

Notes to the Financial Statements (unaudited)	11

Independent Film Development Corporation
(a Development Stage Company)
Balance Sheets (unaudited)
	December 31, 2013	September 30, 2013
ASSETS

Cash	$623	$2,713
Total Assets	$623	$2,713

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$70,467	$24,115
Accounts payable, related party	69,985	70,705
Accrued officer compensation	553,819	499,827
Accrued interest and penalties	816,673	681,761
Advances from officers	10,187	15,417
Accrued interest, related party	396	854
Due to a related party	3,460	4,210
Note payable	18,550	18,550
Derivative liability	738,761	755,167
Convertible debentures in default	915,600	915,600
Total Liabilities	3,197,898	2,986,206

Stockholders' Equity (Deficit):
Preferred Stock, $.0001 par value, 15,000,0000 shares authorized, none issued and outstanding	—	—
Common stock, $.0001 par value, 485,000,000 shares authorized, 72,913,670 and 62,313,670 issued and outstanding, respectively	7,291	6,231
Additional paid in capital	3,843,386	3,709,946
Common stock payable	684,010	684,010
Deficit accumulated during development stage	(7,731,962)	(7,383,680)
Total Stockholders' Equity (Deficit)	(3,197,275)	(2,983,493)
Total Liabilities and Stockholders' Equity (Deficit)	$623	$2,713

The accompanying notes are an integral part of these financial statements.
5

Independent Film Development Corporation (a Development Stage Company) Statements of Operations (unaudited)
	For the Three Months Ended December 31,		September 14, 2007 (inception) through
	2013	2012	December 31, 2013

Revenue	$—	$—	$3,770

Expenses:
Officer compensation	55,275	40,275	1,426,982
Professional fees	6,425	1,500	577,925
Director fees	—	—	38,000
Loss on impairment of websites	—	—	818,521
Bad debt expense	—	—	72,635
General and administrative	167,991	992	3,023,832
Total operating expenses	229,691	42,767	5,957,895
Net loss from operations	$(229,691)	$(42,767)	$(5,954,125)

Other income and (expense):
Gain (loss) on derivative liability	16,406	151,953	(601,891)
Loss on settlement of debt	—	—	(18,537)
Penalty expense	(93,000)	(46,000)	(490,509)
Debt discount	—	(72,592)	(288,935)
Interest expense	(41,997)	(42,028)	(377,965)
Total other expense	(118,591)	(8,667)	(1,777,837)
Net loss	$(348,282)	$(51,434)	$(7,731,962)

Loss per share
Basic and diluted	$(0.01)	$(0.00)

Weighted average shares outstanding basic and diluted	69,385,409	38,440,825

The accompanying notes are an integral part of these financial statements.

Independent Film Development Corporation
(a Development Stage Company)
Statement of Stockholders’ Equity (Deficit) (unaudited)

	Number of Shares Outstanding	Common Stock at Par Value	Paid in Capital	Deficit Accumulated During Development	Common Stock Subscribed	Stock Subscription Receivable	Total

Beginning balance	—	$—	$—	$—	$—	$—	$—
Stock issued for cash	125	—	500	—	—	—	500
Balance at September 30, 2007	125	—	500	—	—	—	500
Stock issued for cash	18,492	2	35,940	—	—	—	35,942
Net loss for the year ended September 30, 2008	—	—	—	(33,413)	—	—	(33,413)
Balance at September 30, 2008	18,617	2	36,440	(33,413)	—	—	3,029
Stock issued for cash	34,803	3	109,997	—	—	(85,000)	25,000
Stock issued for compensation	22,300,000	2,230	2,227,770	—	—	—	2,230,000
Net loss for year ended September 30, 2009	—	—	—	(2,258,311)	—	—	(2,258,311)
Balance at September 30, 2009	22,353,420	2,235	2,374,207	(2,291,724)	—	(85,000)	(282)
Stock issued for cash	626,571	63	197,032	—	—	—	197,095
Stock issued for compensation	4,000	—	2,000	—	—	—	2,000
Stock subscription receivable	—	—	—	—	—	22,660	22,660
Net loss for year ended September 30, 2010	—	—	—	(217,881)	—	—	(217,881)
Balance at September 30, 2010	22,983,991	2,298	2,573,239	(2,509,605)	—	(62,340)	3,592
Stock for other services	556,000	56	211,224	—	171,000	—	382,280
Stock for officer compensation	—	—	—	—	570,000	—	570,000

Stock for Director fees	—	—	—	—	38,000	—	38,000
Stock issued for cash	575,000	57	39,918	—	—	(8,025)	31,950
Common stock issued for lock up agreement	6,000	1	2,279	—	—	—	2,280
Write off of stock subscription receivable	—	—	—	—	—	70,365	70,365
Net loss for the year ended September 30, 2011	—	—	—	(1,448,150)	—	—	(1,448,150)
Balance at September 30, 2011	24,120,991	2,412	2,826,660	(3,957,755)	779,000	—	(349,683)
Write off of stock payable	—	—	95,000	—	(95,000)	—	—
Stock for officer compensation	50,000	5	25,495	—	213	—	25,713
Settlement of derivative liability	—	—	186,830	—	—	—	186,830
Stock issued in conversion of note payable	5,115,384	512	175,988	—	—	—	176,500
Stock issued for services	—	—	—	—	66,459	—	66,459
Stock issued to settle debt	—	—	—	—	978	—	978
Contributed capital	—	—	13,500	—	—	—	13,500
Net loss for the year ended September 30, 2012	—	—	—	(1,881,717)	—	—	(1,881,717)
Balance at September 30, 2012	29,286,375	2,929	3,323,473	(5,839,472)	751,650	—	(1,761,420)
Stock for officer compensation	7,300,000	729	95,841	—	(203)	—	96,367
Settlement of derivative liability	—	—	16,998	—	—	—	16,998
Stock issued in conversion of note payable	2,052,795	205	13,745	—	—	—	13,950
Stock issued for stock payable	8,281,500	828	66,609	—	(67,437)	—	—
Stock issued to settle debt	6,038,000	604	77,776	—	—	—	78,380
Stock issued for services	4,855,000	486	97,954	—	—	—	98,440
Stock issued for cash	4,500,000	450	17,550	—	—	—	18,000
Net loss for the year ended September 30, 2013	—	—	—	(1,544,208)	—	—	(1,544,208)
Balance at September 30, 2013	62,313,670	6,231	3,709,946	(7,383,680)	684,010	—	(2,983,493)
Stock issued for services (unaudited)	6,000,000	600	119,900	—	—	—	120,500
Stock issued for cash (unaudited)	4,600,000	460	13,540	—	—	—	14,000
Net loss for the period ended December 31, 2013(unaudited)	—	—	—	(348,282)	—	—	(348,282)
Balance at December 31, 2013(unaudited)	72,913,670	$7,291	$3,843,386	$(7,731,962)	684,010	$—	$(3,197,275)

The accompanying notes are an integral part of these financial statements.

Independent Film Development Corporation
(a Development Stage Company)
Statements of Cash Flows (unaudited)

	For the Three Months Ended		September 14, 2007
	December 31,		(inception) through
	2013	2012	September 30, 2013

Cash flows from operating activities:
Net loss	$(348,282)	$(51,434)	$(7,731,962)
Adjustments to reconcile net loss to total cash used in operations:
Common stock for compensation	—	—	2,924,080
Common stock for other services	120,500	—	663,459
Common stock for Director's fees	—	—	38,000
Loss on settlement of debt	—	—	18,537
Amortization expense	—	—	31,479
Loss on impairment of website properties	—	—	818,521
Bad debt expense for stock subscription receivable	—	—	70,365
(Gain) loss on derivative liability	(16,406)	(151,953)	601,891
Debt discount amortization	—	72,592	340,697
Change in assets and liabilities:
Increase (decrease) in accounts payable	46,352	(544)	68,468
Increase (decrease) in accounts payable, related party	(720)	—	71,985
Increase in accrued expenses	134,912	—	816,673
Accrued interest, related party	(458)	244	396
Increase in accrued compensation	53,992	128,059	620,319
Net cash used in operating activities	(10,110)	(3,036)	(647,092)

Cash flows from investing activities	—	—	—

Cash flows from financing activities:
Cash overdraft	—	7	—
Cash advances (payments) related party	(750)	—	1,040
Proceeds from debenture/loans	—	3,000	274,600
Proceeds from subscriptions receivable	—	—	22,660
Contributed capital	—	—	13,500
Advances from officers	—	29	32,062
Payments to officers	(5,230)	—	(18,634)
Proceeds from the sale of common stock	14,000	—	322,487
Net cash provided by financing activities	8,020	3,036	647,715
Net increase (decrease) in cash	(2,090)	—	623
Cash at beginning of period	2,713	—	—
Cash at end of period	$623	$—	$623

Cash paid for:
Interest	$543	$—	$543
Taxes	$—	$—	$—

Supplemental disclosure of non cash activities
Website property acquired with convertible debenture	$—	$—	$850,000
Common stock issued for conversion of debt	$—	$10,380	$190,450
Common stock issued for conversion of debt to related parties	$—	—	66,880
Settlement of derivative liability	$—	$11,368	$203,828
Debt discount on convertible notes payable	$—	$—	$275,183
Forgiveness of stock payable	$—	$—	$95,000
Common stock issued for stock payable	$—	$67,641	$67,641

The accompanying notes are an integral part of these financial statements.

 Independent Film Development Corporation

(A Development Stage Company)

Notes to Financial Statements

December 31, 2013

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

Independent Film Development Corporation (“IFLM”) is a diversified publicly held entertainment company, whose common stock trades on the over-the-counter bulletin board under the trading symbol, “IFLM.” We have developed a business plan of operations of developing genre themed studio style resorts. Building on the synergies inherent within IFLM’s film production and distribution background, the company’s plan of operations seeks opportunities to acquire real estate assets in the hospitality space, which present value creation potential due to the complexity or illiquidity of their existing ownership and/or capital structure. In such situations, IFLM will seek to actively work through the complexities, gain control of the asset, actively manage, recapitalize and thereby cause value creation.

The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities.”

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"). In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein. The Company has adopted a September 30 year end.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents as of December 31 or September 30, 2013.

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

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2013 and September 30, 2013 on a recurring basis:

December 31, 2013

Description	Level 1	Level 2	Level 3	Total Gains and (Losses)
Derivative	-	-	(738,761)	16,406
Total	$-	$-	$(738,761)	$16,406

September 30, 2013

Description	Level 1	Level 2	Level 3	Total Gains and (Losses)
Derivative	-	-	(755,167)	(303,280)
Total	$-	$-	$(755,167)	$(303,280)

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

In June 2006, the FASB interpreted its standard for accounting for uncertainty in income taxes, an interpretation of accounting for income taxes.  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance the minimum recognition threshold and measurement attributable to a tax position taken on a tax return is required to be met before being recognized in the financial statements. The FASB’s interpretation had no material impact on the Company’s financial statements for the period ended December 31, 2013.

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

The Company has notes payable in which the holder has the right to convert all or a portion of the principal into shares of common stock at a conversion price equal to fifty percent (50%) of the average of the closing bid price of common stock during the five trading days immediately preceding the conversion date, or fifty percent (50%) of the closing bid price of the common stock on the date of issuance as quoted by Bloomberg, LP. Pursuant to the terms of this debenture, the holder shall not be entitled to convert a number of shares that would exceed 4.99% of the outstanding shares of the Company’s common stock.  Because the terms of the debentures do not specifically state that there is a minimum amount on which the price of the conversion can go and/or there is no maximum amount of shares that can be converted into, a derivative liability is triggered and must accounted for as such (see Note 3).

Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. At December 31, 2013, the Company had no outstanding options or warrants.

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

NOTE 3: CONVERTIBLE DEBENTURES

On July 1, 2011, the Company entered into an exchange agreement with Junior Capital Inc. (“Junior”), pursuant to which Junior exchanged a $350,000 promissory note for a $350,000 convertible debenture (the “Junior Debenture”). The Junior Debenture accrues interest of 10% and matures on July 1, 2012. Junior has the right to convert all or a portion of the principal into shares of common stock at a conversion price equal to fifty percent (50%) of the average of the closing bid price of common stock during the five trading days immediately preceding the conversion date, or fifty percent (50%) of the closing bid price of the common stock on the date of issuance, or $0.05 per share of common stock on the date of conversion as quoted by Bloomberg, LP. Pursuant to the terms of this debenture, the holder shall not be entitled to convert a number of shares that would exceed 4.99% of the outstanding shares of the Company’s common stock. Based on the initial valuation the Company has recorded a debt discount of $50,514, $8,773 of which was amortized in the fiscal year ended September 30, 2011 with the remaining $41,741 amortized in the fiscal year ended September 30, 2012. During fiscal year ending September 30, 2012, $143,500 of the $350,000 debenture was converted into 4,100,000 shares of common stock. This conversion was converted within the terms of the agreement. As a result of the conversions the remaining $4,359 of debt discount amortization was accelerated and expensed, and the derivative liability decreased by $149,671. In addition, as a consequence of the triggering of the default provisions of the debenture, as a result of nonpayment as of the due date and failure to convert a portion of the debenture upon request, the interest on the debenture has been instated at a rate of 18%, effective as of the date of issuance, and a per business day penalty of $500 has been accrued from the date of default of $230,000.

On October 25, 2011 the Company issued a convertible debenture/note payable to Junior Capital, Inc. for $20,000, $15,000 of this amount was advanced to the Company prior to signing the debenture and prior to the year ended September 30, 2011. The remaining $5,000 was received in October 2011.  The Debenture accrues interest of 10% beginning on October 25, 2011 and matures on October 25, 2012. Junior has the right to convert all or a portion of the principal into shares of common stock at a conversion price equal to fifty percent (50%) of the average of the closing bid price of common stock during the five trading days immediately preceding the conversion date, or fifty percent (50%) of the closing bid price of the common stock on the date of issuance as quoted by Bloomberg, LP. Pursuant to the terms of this debenture, the holder shall not be entitled to convert a number of shares that would exceed 4.99% of the outstanding shares of the Company’s common stock. Based on the initial valuation the Company has recorded a debt discount of $20,000, $743 of which was amortized in the fiscal year ended September 30, 2011, $17,051 was amortized in the fiscal year ended September 30, 2012 and $2,206 was amortized in the fiscal year ended September 30, 2013. As of December 31, 2013 $20,000 of the principal face value of the Junior Debenture remains outstanding. In addition, as a consequence of the triggering of the default provision of the debenture the interest on the debenture has been instated at a rate of 18% effective as of the date of issuance.

On October 28, 2011, the Company entered into an exchange agreement with Editor Newswire Inc. (“Editor”), pursuant to which Editor exchanged a $20,000 promissory note for a $20,000 convertible debenture (the “Editor Debenture”). The Editor Debenture accrues interest of 10% and matures on October 28, 2012. Editor has the right to convert all or a portion of the principal into shares of common stock at a conversion price equal to fifty percent (50%) of the average of the closing bid price of common stock during the five trading days immediately preceding the conversion date, or fifty percent (50%) of the closing bid price of the common stock on the date of issuance as quoted by Bloomberg, LP. Pursuant to the terms of this debenture, the holder shall not be entitled to convert a number of shares that would exceed 4.99% of the outstanding shares of the Company’s common stock. Based on the initial valuation the Company has recorded a debt discount of $20,000, $10,017 of which was amortized in the fiscal year ended September 30, 2012 with the remaining $9,983 amortized in fiscal year ended September 30, 2013. As of December 31, 2013 $20,000 of the principal face value of the Debenture remains outstanding. In addition, as a consequence of the triggering of the default provision of the debenture the interest on the debenture has been instated at a rate of 18% effective as of the date of issuance.

On November 18, 2011, the Company entered into an exchange agreement with Editor Newswire Inc. (“Editor”), pursuant to which Editor exchanged a $25,000 promissory note dated November 18, 2011 for a $25,000 convertible debenture (the “Editor Debenture”). The Editor Debenture accrues interest of 10% and matures on November 18, 2012. Editor has the right to convert all or a portion of the principal into shares of common stock at a conversion price equal to fifty percent (50%) of the average of the closing bid price of common stock during the five trading days immediately preceding the conversion date, or fifty percent (50%) of the closing bid price of the Common Stock on the date of issuance as quoted by Bloomberg, LP. Pursuant to the terms of this debenture, the holder shall not be entitled to convert a number of shares that would exceed 4.99% of the outstanding shares of the Company’s common stock. Based on the initial valuation the Company has recorded a debt discount of $25,000, $9,632 of which was amortized in the fiscal year ended September 30, 2012 with the remaining $15,368 amortized in the fiscal year ended September 30, 2013. As of December 31, 2013, $25,000 of the principal face value of the Debenture remains outstanding. In addition, as a consequence of the triggering of the default provision of the debenture the interest on the debenture has been instated at a rate of 18% effective as of the date of issuance.

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

On March 15, 2012, the Company entered into a $40,000 convertible debenture with Junior Capital Inc. (“Junior”). The Junior Debenture accrues interest of 12% and matures on March 15, 2013. Junior has the right to convert all or a portion of the principal into shares of common stock at a conversion price equal to fifty percent (50%) of the average of the closing bid price of common stock during the five trading days immediately preceding the conversion date, or fifty percent (50%) of the closing bid price of the Common Stock on the date of issuance as quoted by Bloomberg, LP. Pursuant to the terms of this debenture, the holder shall not be entitled to convert a number of shares that would exceed 4.99% of the outstanding shares of the Company’s common stock. Based on the initial valuation the Company has recorded a debt discount of $40,000, $9,760 of which was amortized in the fiscal year ended September 30, 2012 with the remaining $30,240 amortized in the fiscal year ended September 30, 2013. As of December 31, 2013 $40,000 of the principal face value of the Debenture remains outstanding. In addition, as a consequence of the triggering of the default provision of the debenture the interest on the debenture has been instated at a rate of 18% effective as of the date of issuance.

On April 9, 2012, the Company entered into a $100,000 convertible debenture with Neil Linder. The debenture accrues interest of 12% and matures on April 9, 2013. Mr. Linder has the right to convert all or a portion of the principal into shares of common stock at a conversion price equal to the lesser of fifty percent (50%) of the average of the closing bid price of common stock during the five trading days immediately preceding the conversion date, or fifty percent (50%) of the closing bid price of the Common Stock on the date of issuance as quoted by Bloomberg, LP. Pursuant to the terms of this debenture, the holder shall not be entitled to convert a number of shares that would exceed 4.99% of the outstanding shares of the Company’s common stock. Based on the initial valuation the Company has recorded a debt discount of $49,532, $15,994 of which was amortized in the fiscal year ended September 30, 2012 with the remaining $33,538 amortized the fiscal year ended September 30, 2013. During the fiscal year ending September 30, 2013, $13,950 of the $100,000 debenture was converted into 2,052,795 shares of common stock. This conversion was converted within the terms of the agreement. As of December 31, 2013 $86,050 of the principal face value of the Debenture remains outstanding. In addition, as a consequence of the triggering of the default provision of the debenture the interest on the debenture has been instated at a rate of 18% effective as of the date of issuance, a $1,000 per business day penalty is being imposed for failure to execute a conversion in a timely manner, and an additional accrual of $112,509 was accounted for as a result of a provision requiring additional funds due in the event that a “default payment” is made by the Company.

On May 29, 2012, the Company entered into a $500,000 convertible debenture with iBacking Corp. The iBacking Debenture accrues interest of 12% and matures on May 29, 2013. iBacking has the right to convert all or a portion of the principal into shares of common stock at a conversion price equal to the lesser of fifty percent (50%) of the lowest closing bid price of common stock during the ten trading days immediately preceding the conversion date, or fifty percent (50%) of the closing bid price of the Common Stock on the date of issuance as quoted by Bloomberg, LP. Pursuant to the terms of this debenture, the holder shall not be entitled to convert a number of shares that would exceed 4.99% of the outstanding shares of the Company’s common stock. Based on the initial valuation the Company has recorded a debt discount of $84,651, $21,997 of which was amortized in the fiscal year ended September 30, 2012 with the remaining $62,654 amortized in the fiscal year ended September 30, 2013. As of December 31, 2013 $500,000 of the principal face value of the Debenture remains outstanding. In addition, as a consequence of the triggering of the default provision of the debenture the interest on the debenture has been instated at a rate of 18% effective as of the date of issuance.

On June 5, 2012, the Company entered into an $18,000 convertible debenture with Junior Capital Inc. (“Junior”). The Junior Debenture accrues interest of 12% and matures on June 5, 2013. Junior has the right to convert all or a portion of the principal into shares of common stock at a conversion price equal to fifty percent (50%) of the average of the closing bid price of common stock during the five trading days immediately preceding the conversion date, or fifty percent (50%) of the closing bid price of the Common Stock on the date of issuance as quoted by Bloomberg, LP. Pursuant to the terms of this debenture, the holder shall not be entitled to convert a number of shares that would exceed 4.99% of the outstanding shares of the Company’s common stock. Based on the initial valuation the Company has recorded a debt discount of $18,000, $1,512 of which was amortized in the fiscal year ended September 30, 2012 with the remaining $16,488 amortized in the fiscal year ended September 30, 2013. As of December 31, 2013 $18,000 of the principal face value of the Debenture remains outstanding. In addition, as a consequence of the triggering of the default provision of the debenture the interest on the debenture has been instated at a rate of 18% effective as of the date of issuance.

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

The following inputs and assumptions were used to value the secured convertible notes at December 31, 2013 and September 30, 2013:

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

The following are the conversions that have been completed as of December 31, 2013:

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

A summary of the activity of the derivative liability is shown below:

Balance at September 30, 2012	$468,884
Decrease in derivative due to settlement of debt	(16,997)
Derivative loss due to mark to market adjustment	303,280
Balance at September 30, 2013	755,167
Derivative (gain) due to mark to market adjustment	(16,406)
Balance at December 31, 2013	$738,761

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

On September 30, 2009 the Company’s Board of Directors authorized the issuance of 200,000 shares and 500,000 shares to Jeff Ritchie, the Company’s President and Director for compensation for two years’ services rendered, and 10,000,000 in exchange for business opportunities assigned to the company, pursuant to Section 4(2) of the Securities Act of 1933. Due to the volatility of the market and the limited trading of the Company’s stock, shares were valued at $0.10 by the Board of Directors.

On September 30, 2009 the Company’s Board of Directors authorized the issuance of 200,000 shares and 500,000 shares to Kenneth Eade, a former Officer and Director for compensation for two years’ services rendered, 500,000 for two years’ legal services rendered, and 10,000,000 shares in exchange for business opportunities assigned to the company, pursuant to Section 4(2) of the Securities Act of 1933. Due to the volatility of the market and the limited trading of the Company’s stock, shares were valued at $0.10 by the Board of Directors.

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

On March 31, 2011 the Company’s Board of Directors authorized the issuance of 100,000 common shares for Director’s fees totaling $38,000, based on the market value of the common stock on the date of authorization. As of December 31, 2013 these shares had not yet been issued and therefore have been recorded as a stock payable.

On March 31, 2011 the Company’s Board of Directors authorized the issuance of 750,000 shares each to Jeff Ritchie, the Company’s COO and Kenneth Eade the Company’s former CFO for compensation for services rendered in 2010, and an additional 200,000 shares to Kenneth Eade for legal services rendered, for total consideration of $646,000, based on the market value of the common stock on the date of authorization. As of December 31, 2013 these shares had not yet been issued and therefore have been recorded as a stock payable.

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

In August 2013, the Company authorized the issuance of 3,850,000 common shares for investor relation services to various persons. These shares were valued using the closing share price of the Common Stock on the day of issuance for a total non-cash expense of $85,375.

On August 22, 2013, the Company received $2,500 from the sale of 1,000,000 shares of Common Stock.

On September 23, 2013, the Company received $15,500 from the sale of 3,500,000 shares of Common Stock.

During October 2013, the Company issued 6,000,000 common shares for services valued at $120,500 based on the market value of the common stock on the date of authorization.

During October 2013, the Company received $10,000 from the sale of 1,400,000 shares of common stock.

On December 18, 2013, the Company received $4,000 from the sale of 3,200,000 shares of common stock.

NOTE 5: RELATED PARTY TRANSACTION

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

As of December 31, 2013, the Company owed an officer $10,187. The money was advanced to the company to cover certain operating expenses. Amount is due on demand and accrues interest at 8% per year.

As of December 31, 2013, the Company was indebted to a related party for legal services in the amount of $69,985 and for cash advances to the Company in the amount of $3,460.

As of December 31, 2013, the Company had total accrued compensation due to its officers of $553,819.

NOTE 6: LEGAL PROCEEDINGS

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

On February 7, 2014, the Default Judgment in favor of the Company was granted by the court. The Judgment grants the rescission of all debentures entered into with Junior Capital, Inc., ibacking and Editor Newswire, Inc.

NOTE 7: GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has generated minimal revenue during the period September 14, 2007 (inception) through December 31, 2013, has an accumulated deficit of $7,731,962 and has funded its operations primarily through the issuance short term debt and equity. This matter raises substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 8: SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events in accordance with ASC Topic 855. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements except for the following.

Subsequent to December 31, 2013, the Company received $10,000 from the sale of 3,750,000 shares of Common Stock.

On January 29, 2014, the Company executed a Convertible Promissory Note with Asher Enterprises, Inc. for $37,500.

On February 7, 2014, the Default Judgment in favor of the Company was granted by the court. The Judgment grants the rescission of all debentures entered into with Junior Capital, Inc., ibacking and Editor Newswire, Inc.

Item 2:  Management’s Discussion and Analysis or Plan of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this filing as well as with Management’s Discussion and Analysis or Plan of Operations contained in the Company’s Report on Form 10-K, for the year ended September 30, 2013, filed with the Securities and Exchange Commission.

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

Plan of Operations

The company’s plan of operations seeks to acquire real estate assets in the hospitality space, which present value creation potential due to the complexity or illiquidity of their existing ownership and/or capital structure. In such situations, IFLM will seek to actively work through the complexities, gain control of the asset, actively manage, recapitalize and thereby create value. IFLM will then leverage its film and entertainment capabilities to transform the property into genre themed hotels and resorts. The final product will be a paradigm-shifting convergence of hospitality and entertainment, providing guests with a full immersion experience during their stay. Additionally, should any opportunities for content creation/distribution projects present themselves, IFLM will pursue those that align with the company’s strategic vision.

Real Estate Development

IFLM seeks to identify and develop to the full potential and highest and best use, properties for genre themed hotels and resorts. IFLM's target market for this real estate division are hotel resorts located within the U.S. IFLM has signed a memorandum of understanding for the acquisition of the first such resort property and is in the process of identifying other possible properties for potential acquisition.

In addition, IFLM will identify and acquire other properties in highly attractive locations to renovate and operate as hotels and other commercial properties within the United States. IFLM will leverage its considerable talent and experience in real estate development and operations, and combine it with its film and entertainment expertise to create themed hotels that are at the forefront of the convergence of entertainment and hospitality.

Film Sales, Distribution and Production

IFLM’s plan of operations includes developing a distribution arm with the help of its management.

Each year, independent filmmakers produce over 15,000 films while only small fractions are able to secure distribution for their product.  At the same time, the proliferation of theatrical and home entertainment outlets, including DVD/video (e.g., Netflix, Fox Video, Sony Video, Wal-Mart, Blockbuster), pay-per-view/video-on-demand (e.g., IN DEMAND), pay & free cable/satellite (e.g., HBO, Showtime), free television, new media (internet, pod-casting, web series, electronic delivery systems) and international markets, has resulted in an ever-increasing demand for filmed entertainment content around the globe.   However, the market connecting the filmmakers and the buyers of content is controlled by a few players in the industry.

The majority of the film distribution business will operate in a small, low risk, and profitable segment of the entertainment industry that connects the independent filmmakers and distribution outlets.

Film and Video Library

IFLM possesses a small video and film library.

Employees

As of January 30, 2014, we employed a total of five management level personnel.  We may require additional employees in the future. There is intense competition for capable, experienced personnel and there is no assurance the Company will be able to obtain new qualified employees when required.

The Company believes its relations with its employees are good.

Patents

The Company holds no patents for its products.

Results of Operations – Three Months Ended December 31, 2013 as Compared to the Three Months Ended December 31, 2012

Operating Expenses

Professional fees for the three months ended December 31, 2013 were $6,425, as compared to $1,500 for the three months ended December 31, 2012, an increase of $4,925. Professional fees mainly consist of auditor and other fees associated with the Company’s quarterly filings and yearend audit.

Officer compensation expense for the three months ended December 31, 2013 increased $15,000 or 37% to $55,275, as compared to $40,275 for the three months ended December 31, 2012.  The expense consists of cash payments and accrued salary. The increase is due to the accrual for an additional officer.

General and administrative expense increased $166,999 to $167,991 for the three months ended December 31, 2013 from $992 for the three months ended December 31, 2012. The increase in general and administrative expense was mainly attributed to an increase in accounts payable for investor relations expense.

Overall there was a $186,924 increase in operating expenses for the three months ended December 31, 2013 as compared to December 31, 2012. The increase is largely attributed to a $120,500 non cash expense for stock that was issued for services.

Other Expenses

Total other expenses increased $109,924 to $118,591 for the three months ended December 31, 2013 compared to $8,667 in the prior period. The decrease is attributed to the net effect of the increase in penalty expense being incurred for triggering a default provision on debentures, the elimination of the debt discount amortization and a $135,547 decrease in the derivative liability.

Net Loss

We recorded a net loss of $348,282 for the three months ended December 31, 2013, as compared to a net loss of $51,434 for the three months ended December 31, 2012.   The increase as discussed above can be attributed to the stock for service expense and the increase in other expenses.

Liquidity and Capital Resources

At December 31, 2013, we had an accumulated deficit of $7,731,962 and a working capital deficit of $3,197,275. For the three months ended December 31, 2013, net cash used in operating activities was $10,110 and we received $8,020 from financing activities.

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

Item 4: Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2013. In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment.

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

As a result of management’s assessment we have concluded that our controls and procedures are not effective as of December 31, 2013. We have identified the following material weaknesses in internal control over financial reporting:

Segregation of Duties – As a result of limited resources, we did not maintain proper segregation of incompatible duties. This is due to an understaffed financial and accounting function and the need for additional personnel to prepare and analyze financial information in a timely manner and to allow review and on-going monitoring and enhancement of our controls. The effect of the lack of segregation of duties potentially affects multiple processes and procedures.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the current fiscal quarter of year 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 7, 2014, the Default Judgment in favor of the Company was granted by the court. The Judgment grants the rescission of all debentures entered into with Junior Capital, Inc., ibacking and Editor Newswire, Inc.

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

We are highly dependent on David Garland, our CEO and Jeff Ritchie, our COO. The loss of either, whose knowledge, leadership, and technical expertise upon which we rely, would harm our ability to execute our business plan

We are largely dependent on our CEO and COO, for their knowledge and experience. Our ability to successfully market and distribute our products may be at risk from an unanticipated accident, injury, illness, incapacitation, or death of either. Upon such occurrence, unforeseen expenses, delays, losses and/or difficulties may be encountered.  Our success may also depend on our ability to attract and retain other qualified management and sales and marketing personnel.

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

  The broker or dealer, who has affected sales of penny stock to a customer, unless exempted by the rules, is required to send to the customer a written statement containing the identity and number of shares or units of each such security and the estimated market value of the security. Imposing these reporting and disclosure requirements on a broker or dealer make it unlawful for the broker or dealer to effect transactions in penny stocks on behalf of customers. Brokers or dealers may be discouraged from dealing in penny stocks, due to the additional time, responsibility involved, and, as a result, this may have a deleterious effect on the market for the Company’s stock.

Item 2. Unregistered Sales and Issuances of Equity Securities and Use of Proceeds

The following securities were sold and/or issued by the registrant from inception (September 17, 2007) to December 31, 2013, that were not registered under the Securities Act:

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

On September 30, 2009 the Company’s Board of Directors authorized the issuance of 200,000 shares and 500,000 shares to Jeff Ritchie, the Company’s President and Director for compensation for two years’ services rendered, and 10,000,000 in exchange for business opportunities assigned to the company, pursuant to Section 4(2) of the Securities Act of 1933. Due to the volatility of the market and the limited trading of the Company’s stock, shares were valued at $0.10 by the Board of Directors.

On September 30, 2009 the Company’s Board of Directors authorized the issuance of 200,000 shares and 500,000 shares to Kenneth Eade, a former Officer and Director for compensation for two years’ services rendered, 500,000 for two years’ legal services rendered, and 10,000,000 shares in exchange for business opportunities assigned to the company, pursuant to Section 4(2) of the Securities Act of 1933. Due to the volatility of the market and the limited trading of the Company’s stock, shares were valued at $0.10 by the Board of Directors.

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

On March 31, 2011 the Company’s Board of Directors authorized the issuance of 100,000 common shares for Director’s fees totaling $38,000, based on the market value of the common stock on the date of authorization. As of December 31, 2013 these shares had not yet been issued and therefore have been recorded as a stock payable.

On March 31, 2011 the Company’s Board of Directors authorized the issuance of 750,000 shares each to Jeff Ritchie, the Company’s COO and Kenneth Eade the Company’s former CFO for compensation for services rendered in 2010, and an additional 200,000 shares to Kenneth Eade for legal services rendered, for total consideration of $646,000, based on the market value of the common stock on the date of authorization. As of December 31, 2013 these shares had not yet been issued and therefore have been recorded as a stock payable.

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

On August 22, 2013, the Company received $2,500 from the sale of 1,000,000 shares of Common Stock.

On September 23, 2013, the Company received $15,500 from the sale of 3,500,000 shares of Common Stock.

During October 2013, the Company issued 6,000,000 common shares for services valued at $120,500 based on the market value of the common stock on the date of authorization.

During October 2013, the Company received $10,000 from the sale of 1,400,000 shares of common stock.

On December 18, 2013, the Company received $4,000 from the sale of 3,200,000 shares of common stock.

All shares were issued in reliance upon Section 4(2) of the Securities Act of 1933. No underwriters were used in any of the above-referenced sales.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
10.1	Convertible Debenture for $350,000 dated November 16, 2011 to Junior Capital, Inc.		10-K	9/30/2011	10.1	1/13/2012
10.2	Convertible Debenture for $20,000 dated October 25, 2011 to Junior Capital Inc.		10-K	9/30/2011	10.2	1/13/2012
10.3	Convertible Debenture for $20,000 dated October 28, 2011 to Editor Newswire Inc.		10-K	9/30/2011	10.3	1/13/2012
10.4	Convertible Debenture for $25,000 dated November 18, 2011 to Editor Newswire Inc.		10-K	9/30/2011	10.4	1/13/2012
10.5	Convertible Debenture for $33,000 dated January 11, 2012 to Junior Capital Inc.		10-Q	3/31/2012	10.5	5/18//2012
10.6	Convertible Debenture for $40,000 dated March 15, 2012 to Junior Capital Inc.		10-Q	3/31/2012	10.6	5/18//2012
10.7	Convertible Debenture for $18,000 dated June 5, 2012 to Junior Capital Inc.		10-Q	3/31/2012	10.7	8/20/2012
10.8	Convertible Debenture for $500,000 dated May 29, 2012 to iBacking Corp.		10-Q	6/30/2012	10.8	8/20/2012
10.9	Convertible Debenture for $100,000 dated April 9, 2012 Neil Linder		10-Q	6/30/2012	10.9	8/20/2012
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 14, 2014	INDEPENDENT FILM DEVELOPMENT CORPORATION BY: David Garland /s/ David Garland David Garland Chief Executive Officer By: Rachel Boulds /s/Rachel Boulds Rachel Boulds Chief Financial Officer

