Form 10-Q
period 2014-03-31
Independent Film Development CORP
filed 2014-05-16
CIK 1425883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

_X_	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

____	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                          to

INDEPENDENT FILM DEVELOPMENT CORPORATION

(Name of small business issuer specified in its charter)

Nevada	56-2676759
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

845 Third Ave. 6th Floor New York, NY	10022
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (310) 295-1711 420 North Camden Dr. Retail Level Beverly Hills, California 90210 (Former address of principle offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes  ☒       No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non–accelerated filer, or a smaller reporting company.   See definitions of large accelerated filer, accelerated filer and smaller reporting company in Section 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐     No ☒

As of May 15, 2014, the issuer had 88,438,670 shares of common stock outstanding.

Transitional Small Business Disclosure Format:    Yes    ☐      No   ☒

2

Independent Film Development Corporation

(a Development Stage Company)

FORM 10-Q

For the Quarterly Period Ended March 31, 2014

PART I – FINANCIAL INFORMATION

TABLE OF CONTENTS

Balance Sheets as of March 31, 2014 and September 30, 2013 (unaudited)	5

Statements of Operations for the three and six months ended March 31, 2014 and 2013, and from inception on September 14, 2007 through March 31, 2014 (unaudited)	6

Statement of Stockholders’ Equity (Deficit) from inception on September 14, 2007 through March 31, 2014 (unaudited)	7

Statements of Cash Flows for the six months ended March 31, 2014 and 2013, and from inception on September 14, 2007 through March 31, 2014 (unaudited)	9

Notes to the Financial Statements (unaudited)	11

Independent Film Development Corporation
(a Development Stage Company)
Balance Sheets (Unaudited)
	March 31, 2014	September 30, 2013
ASSETS

Cash	$12,428	$2,713
Total Assets	$12,428	$2,713

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$63,218	$24,115
Accounts payable, related party	69,957	70,705
Accrued officer compensation	535,650	499,827
Accrued interest and penalties	317,338	681,761
Advances from officers	8,687	15,417
Accrued interest, related party	85	854
Due to a related party	—	4,210
Notes payable	18,550	18,550
Derivative liability	124,954	755,167
Convertible notes, net of discount of $55,842	24,158	—
Convertible debentures in default	86,050	915,600
Total Liabilities	1,248,647	2,986,206

Stockholders' Equity (Deficit):
Preferred Stock, $.0001 par value, 15,000,0000 shares authorized, none issued and outstanding	—	—
Common stock, $.0001 par value, 485,000,000 shares authorized, 88,438,670 and 62,313,670 issued and outstanding, respectively	8,843	6,231
Additional paid in capital	5,143,252	3,709,946
Common stock payable	38,000	684,010
Deficit accumulated during development stage	(6,426,314)	(7,383,680)
Total Stockholders' Equity (Deficit)	(1,236,219)	(2,983,493)
Total Liabilities and Stockholders' Equity (Deficit)	$12,428	$2,713

The accompanying notes are an integral part of these financial statements.
5

Independent Film Development Corporation (a Development Stage Company) Statements of Operations (Unaudited)
	For the Six Months Ended		For the Three Months Ended		September 14, 2007
	March 31,		March 31,		(inception) through
	2014	2013	2014	2013	March 31, 2014

Revenue	$—	$—	$—	$—	$3,770

Operating Expenses:
Officer compensation	197,350	83,318	142,075	43,043	1,569,057
Professional fees	23,803	17,948	17,378	16,448	595,303
Director fees	—	—	—	—	38,000
Loss on impairment of websites	—	—	—	—	818,521
Bad debt expense	—	—	—	—	72,635
General and administrative	188,906	2,313	20,915	1,321	3,044,747
Total operating expenses	410,059	103,579	180,368	60,812	6,138,263
Loss from operations	(410,059)	(103,579)	(180,368)	(60,812)	(6,134,493)

Other income and (expense):
Gain (loss) on derivative liability	179,931	81,796	163,525	(70,157)	(438,366)
Gain on extinguishment of debt	1,360,227	—	1,360,227	—	1,360,227
Loss on settlement of debt	—	—	—	—	(18,537)
Penalty expense	(118,000)	(91,000)	(25,000)	(45,000)	(515,509)
Interest expense	(54,733)	(218,282)	(12,736)	(103,662)	(679,636)
Total other income (expense)	1,367,425	(227,486)	1,486,016	(218,819)	(291,821)

Net income (loss)	$957,366	$(331,065)	$1,305,648	$(279,631)	$(6,426,314)

Income (loss) per share
Diluted	$0.01	$—	$0.01	$—
Basic	$0.01	$(0.01)	$0.02	$(0.01)

Weighted average shares
Outstanding diluted	81,878,529	—	98,576,432	—
Outstanding basic	74,924,796	38,808,166	80,587,281	39,183,670

The accompanying notes are an integral part of these financial statements.

Independent Film Development Corporation
(a Development Stage Company)
Statement of Stockholders’ Equity (Deficit) (unaudited)

	Number of Shares Outstanding	Common Stock at Par Value	Paid in Capital	Deficit Accumulated During Development	Common Stock Subscribed	Stock Subscription Receivable	Total

Beginning balance	—	$—	$—	$—	$—	$—	$—
Stock issued for cash	125	—	500	—	—	—	500
Balance at September 30, 2007	125	—	500	—	—	—	500
Stock issued for cash	18,492	2	35,940	—	—	—	35,942
Net loss for the year ended September 30, 2008	—	—	—	(33,413)	—	—	(33,413)
Balance at September 30, 2008	18,617	2	36,440	(33,413)	—	—	3,029
Stock issued for cash	34,803	3	109,997	—	—	(85,000)	25,000
Stock issued for compensation	22,300,000	2,230	2,227,770	—	—	—	2,230,000
Net loss for year ended September 30, 2009	—	—	—	(2,258,311)	—	—	(2,258,311)
Balance at September 30, 2009	22,353,420	2,235	2,374,207	(2,291,724)	—	(85,000)	(282)
Stock issued for cash	626,571	63	197,032	—	—	—	197,095
Stock issued for compensation	4,000	—	2,000	—	—	—	2,000
Stock subscription receivable	—	—	—	—	—	22,660	22,660
Net loss for year ended September 30, 2010	—	—	—	(217,881)	—	—	(217,881)
Balance at September 30, 2010	22,983,991	2,298	2,573,239	(2,509,605)	—	(62,340)	3,592
Stock for other services	556,000	56	211,224	—	171,000	—	382,280
Stock for officer compensation	—	—	—	—	570,000	—	570,000

Stock for Director fees	—	—	—	—	38,000	—	38,000
Stock issued for cash	575,000	57	39,918	—	—	(8,025)	31,950
Common stock issued for lock up agreement	6,000	1	2,279	—	—	—	2,280
Write off of stock subscription receivable	—	—	—	—	—	70,365	70,365
Net loss for the year ended September 30, 2011	—	—	—	(1,448,150)	—	—	(1,448,150)
Balance at September 30, 2011	24,120,991	2,412	2,826,660	(3,957,755)	779,000	—	(349,683)
Write off of stock payable	—	—	95,000	—	(95,000)	—	—
Stock for officer compensation	50,000	5	25,495	—	213	—	25,713
Settlement of derivative liability	—	—	186,830	—	—	—	186,830
Stock issued in conversion of note payable	5,115,384	512	175,988	—	—	—	176,500
Stock issued for services	—	—	—	—	66,459	—	66,459
Stock issued to settle debt	—	—	—	—	978	—	978
Contributed capital	—	—	13,500	—	—	—	13,500
Net loss for the year ended September 30, 2012	—	—	—	(1,881,717)	—	—	(1,881,717)
Balance at September 30, 2012	29,286,375	2,929	3,323,473	(5,839,472)	751,650	—	(1,761,420)
Stock for officer compensation	7,300,000	729	95,841	—	(203)	—	96,367
Settlement of derivative liability	—	—	16,998	—	—	—	16,998
Stock issued in conversion of note payable	2,052,795	205	13,745	—	—	—	13,950
Stock issued for stock payable	8,281,500	828	66,609	—	(67,437)	—	—
Stock issued to settle debt	6,038,000	604	77,776	—	—	—	78,380
Stock issued for services	4,855,000	486	97,954	—	—	—	98,440
Stock issued for cash	4,500,000	450	17,550	—	—	—	18,000
Net loss for the year ended September 30, 2013	—	—	—	(1,544,208)	—	—	(1,544,208)
Balance at September 30, 2013	62,313,670	6,231	3,709,946	(7,383,680)	684,010	—	(2,983,493)
Stock issued for services	7,200,000	720	131,780	—	—	—	132,500
Stock issued for cash	8,350,000	835	23,165	—	—	—	24,000
Stock for officer compensation	8,000,000	800	48,500	—	—	—	49,300
Stock for accrued salary	875,000	87	69,913	—	—	—	70,000
Stock issued for stock payable	1,700,000	170	645,840	(646,010)	—	—	—
Discount on convertible note	—	—	63,826	—	—	—	63,826
Settlement of derivative liability	—	—	450,282	—	—	—	450,282
Net loss for the period ended March 31, 2014(unaudited)	—	—	—	(957,366)	—	—	(957,366)
Balance at March 31, 2014 (unaudited)	88,418,670	$8,843	$5,143,252	$(6,426,314)	38,000	$—	$(1,236,219)

The accompanying notes are an integral part of these financial statements.

Independent Film Development Corporation
(a Development Stage Company)
Statements of Cash Flows (unaudited)

	For the Six Months Ended		September 14, 2007
	March 31,		(inception) through
	2014	2013	March 31, 2014

Cash flows from operating activities:
Net loss	$957,366	$(331,065)	$(6,426,314)
Adjustments to reconcile net loss to total cash used in operations:
Common stock for compensation	49,300	2,767	2,973,380
Common stock for other services	132,500	—	675,459
Common stock for Director's fees	—	—	38,000
Loss on settlement of debt	—	—	18,537
Amortization expense	—	—	31,479
Loss on impairment of website properties	—	—	818,521
Bad debt expense for stock subscription receivable	—	—	70,365
(Gain) loss on derivative liability	(179,931)	(81,796)	438,366
Gain on extinguishment of debt	(1,360,227)	—	(1,360,227)
Debt discount amortization	7,984	134,899	348,681
Change in assets and liabilities:
Increase (decrease) in accounts payable	39,945	989	62,061
Increase (decrease) in accounts payable, related party	—	—	72,705
Increase in accrued expenses	164,665	173,962	846,426
Accrued interest, related party	(770)	422	84
Increase in accrued compensation	105,823	79,550	672,150
Net cash used in operating activities	(83,345)	(20,272)	(720,327)

Cash flows from investing activities	—	—	—

Cash flows from financing activities:
Cash overdraft	—	10	—
Cash advances (payments) related party	(4,210)	1,250	(2,420)
Proceeds from debenture/loans	80,000	18,550	354,600
Proceeds from subscriptions receivable	—	—	22,660
Contributed capital	—	—	13,500
Advances from officers	—	462	32,062
Payments to officers	(6,730)	—	(20,134)
Proceeds from the sale of common stock	24,000	—	332,487
Net cash provided by financing activities	93,060	20,272	732,755
Net increase (decrease) in cash	9,715	—	12,428
Cash at beginning of period	2,713	—	—
Cash at end of period	$12,428	$—	$12,428

Cash paid for:
Interest	$770	$—	$770
Taxes	$—	$—	$—

Supplemental disclosure of non cash activities
Website property acquired with convertible debenture	$—	$—	$850,000
Common stock issued for conversion of debt	$—	$10,380	$190,450
Common stock issued for conversion of debt to related parties	$70,000	—	136,880
Settlement of derivative liability	$450,282	$11,368	$641,110
Debt discount on convertible notes payable	$63,826	$—	$339,009
Forgiveness of stock payable	$—	$—	$95,000
Common stock issued for stock payable	$646,010	$67,641	$713,651

The accompanying notes are an integral part of these financial statements.

 Independent Film Development Corporation

(A Development Stage Company)

Notes to Financial Statements

March 31, 2014

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

The company’s plan of operations seeks to acquire real estate assets primarily, but not exclusively, in the hospitality space, which present value creation potential due to the complexity or illiquidity of their existing ownership and / or capital structure. In such situations, IFLM will seek to actively work through the complexities, gain control of the asset, actively manage, recapitalize and thereby create value. For those assets lying outside of the hospitality space, IFLM will sell the assets at a price which realizes that value created. For those assets lying within the hospitality space, IFLM will then leverage its film, entertainment and hospitality capabilities to transform the property into genre themed hotels and resorts. The final product will be a paradigm-shifting convergence of hospitality and entertainment, providing guests with a full immersion experience during their stay. Additionally, should any opportunities for content creation/distribution projects present themselves, IFLM will pursue those that align with the company’s strategic vision.

Since the change in leadership in January 2014, IFLM has made significant progress in focusing and executing on its business plan of operations, as well as addressing outstanding liabilities on the company’s balance sheet and laying a foundation for the long-term profitability of the company.

On February 6, 2014, the Company created two new subsidiaries, the IFLM LA Realty Fund, LLC and the Hilltop Manor Fund, LLC. The Companies will be used to hold two separate offerings for real estate investment funds.  The net cash proceeds from these two offerings, less working capital expenses, will be used to invest in real estate and/or the costs associated with the acquisition and development of real estate.  The real estate investments under the IFLM LA Realty Fund will focus on undervalued properties on the West Coast of the United States.  The Hilltop Manor Fund will focus on the initial costs associated with the acquisition and development of the Hilltop Manor theme park and resort concept.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents as of March 31, 2014 or September 30, 2013.

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

The following table presents assets and liabilities that are measured and recognized at fair value as of March 31, 2014 and September 30, 2013 on a recurring basis:

March 31, 2014

Description	Level 1	Level 2	Level 3	Total Gains and (Losses)
Derivative	-	-	(124,954)	179,931
Total	$-	$-	$(124,954)	$179,931

September 30, 2013

Description	Level 1	Level 2	Level 3	Total Gains and (Losses)

Derivative	-	-	(755,167)	(303,280)
Total	$-	$-	$(755,167)	$(303,280)

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

In June 2006, the FASB interpreted its standard for accounting for uncertainty in income taxes, an interpretation of accounting for income taxes.  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance the minimum recognition threshold and measurement attributable to a tax position taken on a tax return is required to be met before being recognized in the financial statements. The FASB’s interpretation had no material impact on the Company’s financial statements for the period ended March 31, 2014.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. At

March 31, 2014, the Company had no outstanding options or warrants.

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

NOTE 3: CONVERTIBLE DEBENTURES

On February 7, 2014, the Company was granted a default judgment by the Central District Court of California in the case Independent Film Dev. Corp vs Junior Capital, Inc. The granting of the default judgment rescinds all debentures and releases the Company from all obligations due to Junior Capital, Inc., Editor Newswire, Inc., and iBacking Corp, including any and all accrued interest and penalties. As a result of the release of liabilities the Company has recognized a gain on the extinguishment of debt of $1,358,637 and written off $450,282 of the derivative liability to additional paid in capital.

On July 1, 2011, the Company entered into an exchange agreement with Junior Capital Inc. (“Junior”), pursuant to which Junior exchanged a $350,000 promissory note for a $350,000 convertible debenture (the “Junior Debenture”). The Junior Debenture accrues interest of 10% and matures on July 1, 2012. Junior has the right to convert all or a portion of the principal into shares of common stock at a conversion price equal to fifty percent (50%) of the average of the closing bid price of common stock during the five trading days immediately preceding the conversion date, or fifty percent (50%) of the closing bid price of the common stock on the date of issuance, or $0.05 per share of common stock on the date of conversion as quoted by Bloomberg, LP. Pursuant to the terms of this debenture, the holder shall not be entitled to convert a number of shares that would exceed 4.99% of the outstanding shares of the Company’s common stock. Based on the initial valuation the Company has recorded a debt discount of $50,514, $8,773 of which was amortized in the fiscal year ended September 30, 2011 with the remaining $41,741 amortized in the fiscal year ended September 30, 2012. During fiscal year ending September 30, 2012, $143,500 of the $350,000 debenture was converted into 4,100,000 shares of common stock. This conversion was converted within the terms of the agreement. As a result of the conversions the remaining $4,359 of debt discount amortization was accelerated and expensed, and the derivative liability decreased by $149,671. In addition, as a consequence of the triggering of the default provisions of the debenture, as a result of nonpayment as of the due date and failure to convert a portion of the debenture upon request, the interest on the debenture has been instated at a rate of 18%, effective as of the date of issuance, and a per business day penalty of $500 has been accrued from the date of default of $230,000. As a result of the before mentioned default judgment this debt has been written off in full to gain on extinguishment of debt and the derivative liability to additional paid in capital.

On October 25, 2011 the Company issued a convertible debenture/note payable to Junior Capital, Inc. for $20,000, $15,000 of this amount was advanced to the Company prior to signing the debenture and prior to the year ended September 30, 2011. The remaining $5,000 was received in October 2011.  The Debenture accrues interest of 10% beginning on October 25, 2011 and matures on October 25, 2012. Junior has the right to convert all or a portion of the principal into shares of common stock at a conversion price equal to fifty percent (50%) of the average of the closing bid price of common stock during the five trading days immediately preceding the conversion date, or fifty percent (50%) of the closing bid price of the common stock on the date of issuance as quoted by Bloomberg, LP. Pursuant to the terms of this debenture, the holder shall not be entitled to convert a number of shares that would exceed 4.99% of the outstanding shares of the Company’s common stock. Based on the initial valuation the Company has recorded a debt discount of $20,000, $743 of which was amortized in the fiscal year ended September 30, 2011, $17,051 was amortized in the fiscal year ended September 30, 2012 and $2,206 was amortized in the fiscal year ended September 30, 2013. In addition, as a consequence of the triggering of the default provision of the debenture the interest on the debenture has been instated at a rate of 18% effective as of the date of issuance. As a result of the before mentioned default judgment this debt has been written off in full to gain on extinguishment of debt and the derivative liability to additional paid in capital.

On October 28, 2011, the Company entered into an exchange agreement with Editor Newswire Inc. (“Editor”), pursuant to which Editor exchanged a $20,000 promissory note for a $20,000 convertible debenture (the “Editor Debenture”). The Editor Debenture accrues interest of 10% and matures on October 28, 2012. Editor has the right to convert all or a portion of the principal into shares of common stock at a conversion price equal to fifty percent (50%) of the average of the closing bid price of common stock during the five trading days immediately preceding the conversion date, or fifty percent (50%) of the closing bid price of the common stock on the date of issuance as quoted by Bloomberg, LP. Pursuant to the terms of this debenture, the holder shall not be entitled to convert a number of shares that would exceed 4.99% of the outstanding shares of the Company’s common stock. Based on the initial valuation the Company has recorded a debt discount of $20,000, $10,017 of which was amortized in the fiscal year ended September 30, 2012 with the remaining $9,983 amortized in fiscal year ended September 30, 2013. In addition, as a consequence of the triggering of the default provision of the debenture the interest on the debenture has been instated at a rate of 18% effective as of the date of issuance. As a result of the before mentioned default judgment this debt has been written off in full to gain on extinguishment of debt and the derivative liability to additional paid in capital.

On November 18, 2011, the Company entered into an exchange agreement with Editor Newswire Inc. (“Editor”), pursuant to which Editor exchanged a $25,000 promissory note dated November 18, 2011 for a $25,000 convertible debenture (the “Editor Debenture”). The Editor Debenture accrues interest of 10% and matures on November 18, 2012. Editor has the right to convert all or a portion of the principal into shares of common stock at a conversion price equal to fifty percent (50%) of the average of the closing bid price of common stock during the five trading days immediately preceding the conversion date, or fifty percent (50%) of the closing bid price of the Common Stock on the date of issuance as quoted by Bloomberg, LP. Pursuant to the terms of this debenture, the holder shall not be entitled to convert a number of shares that would exceed 4.99% of the outstanding shares of the Company’s common stock. Based on the initial valuation the Company has recorded a debt discount of $25,000, $9,632 of which was amortized in the fiscal year ended September 30, 2012 with the remaining $15,368 amortized in the fiscal year ended September 30, 2013. In addition, as a consequence of the triggering of the default provision of the debenture the interest on the debenture has been instated at a rate of 18% effective as of the date of issuance. As a result of the before mentioned default judgment this debt has been written off in full to gain on extinguishment of debt and the derivative liability to additional paid in capital.

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

On March 15, 2012, the Company entered into a $40,000 convertible debenture with Junior Capital Inc. (“Junior”). The Junior Debenture accrues interest of 12% and matures on March 15, 2013. Junior has the right to convert all or a portion of the principal into shares of common stock at a conversion price equal to fifty percent (50%) of the average of the closing bid price of common stock during the five trading days immediately preceding the conversion date, or fifty percent (50%) of the closing bid price of the Common Stock on the date of issuance as quoted by Bloomberg, LP. Pursuant to the terms of this debenture, the holder shall not be entitled to convert a number of shares that would exceed 4.99% of the outstanding shares of the Company’s common stock. Based on the initial valuation the Company has recorded a debt discount of $40,000, $9,760 of which was amortized in the fiscal year ended September 30, 2012 with the remaining $30,240 amortized in the fiscal year ended September 30, 2013. In addition, as a consequence of the triggering of the default provision of the debenture the interest on the debenture has been instated at a rate of 18% effective as of the date of issuance. As a result of the before mentioned default judgment this debt has been written off in full to gain on extinguishment of debt and the derivative liability to additional paid in capital.

On April 9, 2012, the Company entered into a $100,000 convertible debenture with Neil Linder. The debenture accrues interest of 12% and matures on April 9, 2013. Mr. Linder has the right to convert all or a portion of the principal into shares of common stock at a conversion price equal to the lesser of fifty percent (50%) of the average of the closing bid price of common stock during the five trading days immediately preceding the conversion date, or fifty percent (50%) of the closing bid price of the Common Stock on the date of issuance as quoted by Bloomberg, LP. Pursuant to the terms of this debenture, the holder shall not be entitled to convert a number of shares that would exceed 4.99% of the outstanding shares of the Company’s common stock. Based on the initial valuation the Company has recorded a debt discount of $49,532, $15,994 of which was amortized in the fiscal year ended September 30, 2012 with the remaining $33,538 amortized the fiscal year ended September 30, 2013. During the fiscal year ending September 30, 2013, $13,950 of the $100,000 debenture was converted into 2,052,795 shares of common stock. This conversion was converted within the terms of the agreement. As of March 31, 2014 $86,050 of the principal face value of the Debenture remains outstanding. In addition, as a consequence of the triggering of the default provision of the debenture the interest on the debenture has been instated at a rate of 18% effective as of the date of issuance, a $1,000 per business day penalty was being imposed for failure to execute a conversion in a timely manner, and an additional accrual of $112,509 was accounted for as a result of a provision requiring additional funds due in the event that a “default payment” is made by the Company.

On May 29, 2012, the Company entered into a $500,000 convertible debenture with iBacking Corp. The iBacking Debenture accrues interest of 12% and matures on May 29, 2013. iBacking has the right to convert all or a portion of the principal into shares of common stock at a conversion price equal to the lesser of fifty percent (50%) of the lowest closing bid price of common stock during the ten trading days immediately preceding the conversion date, or fifty percent (50%) of the closing bid price of the Common Stock on the date of issuance as quoted by Bloomberg, LP. Pursuant to the terms of this debenture, the holder shall not be entitled to convert a number of shares that would exceed 4.99% of the outstanding shares of the Company’s common stock. Based on the initial valuation the Company has recorded a debt discount of $84,651, $21,997 of which was amortized in the fiscal year ended September 30, 2012 with the remaining $62,654 amortized in the fiscal year ended September 30, 2013. In addition, as a consequence of the triggering of the default provision of the debenture the interest on the debenture has been instated at a rate of 18% effective as of the date of issuance. As a result of the before mentioned default judgment this debt has been written off in full to gain on extinguishment of debt and the derivative liability to additional paid in capital.

On June 5, 2012, the Company entered into an $18,000 convertible debenture with Junior Capital Inc. (“Junior”). The Junior Debenture accrues interest of 12% and matures on June 5, 2013. Junior has the right to convert all or a portion of the principal into shares of common stock at a conversion price equal to fifty percent (50%) of the average of the closing bid price of common stock during the five trading days immediately preceding the conversion date, or fifty percent (50%) of the closing bid price of the Common Stock on the date of issuance as quoted by Bloomberg, LP. Pursuant to the terms of this debenture, the holder shall not be entitled to convert a number of shares that would exceed 4.99% of the outstanding shares of the Company’s common stock. Based on the initial valuation the Company has recorded a debt discount of $18,000, $1,512 of which was amortized in the fiscal year ended September 30, 2012 with the remaining $16,488 amortized in the fiscal year ended September 30, 2013. In addition, as a consequence of the triggering of the default provision of the debenture the interest on the debenture has been instated at a rate of 18% effective as of the date of issuance. As a result of the before mentioned default judgment this has been written off in full to gain on extinguishment of debt and the derivative liability to additional paid in capital.

The fair values of the derivatives for the above liabilities are calculated using a multi-nominal lattice model. The model values the derivative liability in each debenture based on a probability weighted discounted cash flow model. These models are based on future projections of the various potential outcomes. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the statement of operations.

The following inputs and assumptions were used to value the secured convertible notes at March 31, 2014 and September 30, 2013:

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

The following are the conversions that have been completed as of March 31, 2014:

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

A summary of the activity of the derivative liability is shown below:

Balance at September 30, 2012	$468,884
Decrease in derivative due to settlement of debt	(16,997)
Derivative loss due to mark to market adjustment	303,280
Balance at September 30, 2013	755,167
Decrease in derivative due to extinguishment of debt	(450,282)
Derivative (gain) due to mark to market adjustment	(179,931)
Balance at March 31, 2014	$124,954

NOTE 4: CONVERTIBLE NOTES PAYABLE

On January 29, 2014, the Company issued a Convertible Promissory Note to Asher Enterprises, Inc. in the amount of $37,500. The note bears interest at a rate of 8% per annum, is unsecured and matures on October 31, 2014. The Note is convertible into common stock in whole or in part 180 days after funding at a variable conversion price equal to a 42% discount to the average of the lowest three trading prices in the 10-day trading price prior to the conversion date. As a result of the conversion feature the Company has recorded a debt discount of $21,326, $4,808 of which has been amortized to interest expense. The discount was determined by calculating the intrinsic value of the loan based on the stock price on the date of the loan of $0.0065 and the conversion price of $0.0039. The intrinsic value was $21,326. As of March 31, 2014, there is $399 of accrued interest on this note.

On March 11, 2014, the Company issued a Convertible Promissory Note to Asher Enterprises, Inc. in the amount of $42,500. The note bears interest at a rate of 8% per annum, is unsecured and matures on December 17, 2014. The Note is convertible into common stock in whole or in part 180 days after funding at a variable conversion price equal to a 42% discount to the average of the lowest three trading prices in the 10-day trading price prior to the conversion date. As a result of the conversion feature the Company has recorded a debt discount of $42,500, $3,176 of which has been amortized to interest expense. The discount was determined by calculating the intrinsic value of the loan based on the stock price on the date of the loan of $0.0123 and the conversion price of $0.0030. The intrinsic value was $130,826; however the discount is limited to the amount of the loan. As of March 31, 2014, there is $168 of accrued interest on this note.

NOTE 5: COMMON STOCK TRANSACTIONS

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

On March 31, 2011 the Company’s Board of Directors authorized the issuance of 100,000 common shares for Director’s fees totaling $38,000, based on the market value of the common stock on the date of authorization. As of March 31, 2014 these shares had not yet been issued and therefore have been recorded as a stock payable.

On March 31, 2011 the Company’s Board of Directors authorized the issuance of 750,000 shares each to Jeff Ritchie, the Company’s COO and Kenneth Eade the Company’s former CFO for compensation for services rendered in 2010, and an additional 200,000 shares to Kenneth Eade for legal services rendered, for total consideration of $646,000, based on the market value of the common stock on the date of authorization. The shares were issued by the transfer agent on March 5, 2014.

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

On January 14, 2014, the Company received $10,000 from the sale of 3,750,000 shares of common stock.

On February 19, 2014, the Company authorized the issuance of 7,000,000 common shares to David Garland, the Company’s CEO, for compensation of services. The shares were issued at $0.006 based on the market value of the common stock on the date of authorization for total compensation expense of $44,100.

On March 5, 2014, the Company authorized the issuance of 1,000,000 common shares to Rachel Boulds, the Company’s CFO, for compensation of services. The shares were issued at $0.005 based on the market value of the common stock on the date of authorization for total compensation expense of $5,200.

On March 5, 2014, the Company authorized the issuance of 875,000 common shares to C. David Pugh, the Company’s Chief Communications Officer, for conversion of accrued salary of $70,000. Shares were valued at $0.08 per the terms of the employment agreement.

On March 5, 2014, the Company issued 1,700,000 shares of common stock valued at $646,010, previously recorded as common stock payable.

On March 19, 2014, the Company authorized the issuance of 1,200,000 common shares for investor relation services. These shares were valued using the closing share price of the Common Stock on the day of issuance for a total non-cash expense of $12,000.

NOTE 6: RELATED PARTY TRANSACTION

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

As of March 31, 2014, the Company was indebted to a related party for legal services in the amount of $69,957.

On February 19, 2014, the Company authorized the issuance of 7,000,000 common shares to David Garland, the Company’s CEO, for compensation of services. The shares were issued at $0.006 based on the market value of the common stock on the date of authorization for total compensation expense of $44,100.

On March 5, 2014, the Company authorized the issuance of 1,000,000 common shares to Rachel Boulds, the Company’s CFO, for compensation of services. The shares were issued at $0.005 based on the market value of the common stock on the date of authorization for total compensation expense of $5,200.

On March 5, 2014, the Company authorized the issuance of 875,000 common shares to C. David Pugh, the Company’s Chief Communications Officer, for conversion of accrued salary of $70,000.

On March 5, 2014, the Company issued 1,700,000 shares of common stock valued at $646,010, previously recorded as common stock payable.

As of March 31, 2014, the Company had total accrued compensation due to its officers of $535,650.

NOTE 7: LEGAL PROCEEDINGS

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

NOTE 8: GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has generated minimal revenue during the period September 14, 2007 (inception) through March 31, 2014, has an accumulated deficit of $6,426,314 and has funded its operations primarily through the issuance short term debt and equity. This matter raises substantial doubt about the Company's ability to continue as a going concern.

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

Plan of Operations

The company’s plan of operations seeks to acquire real estate assets primarily, but not exclusively, in the hospitality space, which present value creation potential due to the complexity or illiquidity of their existing ownership and / or capital structure. In such situations, IFLM will seek to actively work through the complexities, gain control of the asset, actively manage, recapitalize and thereby create value. For those assets lying outside of the hospitality space, IFLM will sell the assets at a price which realizes that value created. For those assets lying within the hospitality space, IFLM will then leverage its film, entertainment and hospitality capabilities to transform the property into genre themed hotels and resorts. The final product will be a paradigm-shifting convergence of hospitality and entertainment, providing guests with a full immersion experience during their stay. Additionally, should any opportunities for content creation/distribution projects present themselves, IFLM will pursue those that align with the company’s strategic vision.

On February 6, 2014, the Company created two new subsidiaries, the IFLM LA Realty Fund, LLC and the Hilltop Manor Fund, LLC. The Companies will be used to hold two separate offerings for real estate investment funds.  The net cash proceeds from these two offerings, less working capital expenses, will be used to invest in real estate and/or the costs associated with the acquisition and development of real estate.  The real estate investments under the IFLM LA Realty Fund will focus on undervalued properties on the West Coast of the United States.  The Hilltop Manor Fund will focus on the initial costs associated with the acquisition and development of the Hilltop Manor theme park and resort concept.

Real Estate Development

IFLM seeks to identify and develop to the full potential and highest and best use, properties for genre themed hotels and resorts. IFLM's target market for this real estate division is hotel resorts located within the U.S. IFLM will leverage its considerable talent and experience in real estate development and operations, and combine it with its film and entertainment expertise to create themed hotels that are at the forefront of the convergence of entertainment and hospitality.

In addition, IFLM will identify and acquire other undervalued or distressed properties in highly attractive locations in the United States that may lie outside of the hospitality industry. These commercial and residential properties will be renovated or otherwise developed to maximize their potential returns for IFLM and its stakeholders on a short and medium-term basis.

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

Employees

As of March 31, 2014, we employed a total of four management level personnel.  We may require additional employees in the future. There is intense competition for capable, experienced personnel and there is no assurance the Company will be able to obtain new qualified employees when required.

The Company believes its relations with its employees are good.

Patents

The Company holds no patents for its products.

Results of Operations – Three Months Ended March 31, 2014 as Compared to the Three Months Ended March 31, 2013

Operating Expenses

Officer compensation expense for the three months ended March 31, 2014 increased $99,032 or 230% to $142,075, as compared to $43,043 for the three months ended March 31, 2013.  The expense usually consists of cash payments and accrued salary as well as periodic stock compensation. The increase is due to the accrual for an additional officer as well as stock compensation in the current quarter valued at $49,300.

Professional fees for the three months ended March 31, 2014 were $17,378 as compared to $16,448 for the three months ended March 31, 2013, an increase of $930. Professional fees mainly consist of auditor and other fees associated with the Company’s quarterly filings and year-end audit.

General and administrative expense increased $19,594 to $20,915 for the three months ended March 31, 2014 from $1,321 for the three months ended March 31, 2013. The increase in general and administrative expense was mainly attributed to an increase in rent, and other operating expenses. In addition, we issued 1,200,000 shares of common stock for investor relations services for non cash expense of $12,000.

Overall there was a $119,556 increase in operating expenses for the three months ended March 31, 2014 as compared to March 31, 2013. The increase is largely attributed to the increase in officer compensation as discussed above.

Other Expenses

Total other income and expenses increased from a loss of $218,819 for the three months ended March 31, 2013 compared to other income of $1,486,016 the three months ended March 31, 2014. The increase is attributed to a gain in the derivative liability and a $1,358,637 gain on extinguishment of debt.

On February 7, 2014, the Company was granted a default judgment by the Central District Court of California in the case Independent Film Dev. Corp vs Junior Capital, Inc. The granting of the default judgment rescinds all debentures and releases the Company from all obligations due to Junior Capital, Inc., Editor Newswire, Inc., and iBacking Corp, including any and all accrued interest and penalties. As a result of the release of liabilities the Company has recognized a gain on the extinguishment of debt of $1,358,637 and written off $450,282 of the derivative liability to additional paid in capital.

Net Income (Loss)

We recorded net income of $1,305,648 for the three months ended March 31, 2014, as compared to a net loss of $279,631 for the three months ended March 31, 2013. The recognition of net income is due to the gain on extinguishment of debt.

Results of Operations – Six Months Ended March 31, 2014 as Compared to the Six Months Ended March 31, 2013

Operating Expenses

Officer compensation expense for the six months ended March 31, 2014 increased $114,032 or 136% to $197,350, as compared to $83,318 for the six months ended March 31, 2013.  The expense usually consists of cash payments and accrued salary as well as periodic stock compensation. The increase is due to the accrual for an additional officer as well as stock compensation in the current quarter valued at $49,300.

Professional fees for the six months ended March 31, 2014 were $23,803 as compared to $17,948 for the six months ended March 31, 2013, an increase of $5,855. Professional fees mainly consist of auditor and other fees associated with the Company’s quarterly filings and year-end audit.

General and administrative expense increased $186,593 to $188,906 for the six months ended March 31, 2014 from $2,313 for the six months ended March 31, 2013. The increase in general and administrative expense was attributed to an increase in rent and other operating expenses as well as stock issued for services for non cash expense of $132,500.

Overall there was a $306,480 increase in operating expenses for the six months ended March 31, 2014 as compared to March 31, 2013. The increase is largely attributed to the increase in officer compensations and stock issued for other services as discussed above.

Other Expenses

Total other income and expenses increased from a loss of $227,486 for the six months ended March 31, 2013 compared to other income of $1,367,425 the six months ended March 31, 2014. The increase is attributed to a gain in the derivative liability and a $1,816,217 gain on extinguishment of debt.

On February 7, 2014, the Company was granted a default judgment by the Central District Court of California in the case Independent Film Dev. Corp vs Junior Capital, Inc. The granting of the default judgment rescinds all debentures and releases the Company from all obligations due to Junior Capital, Inc., Editor Newswire, Inc., and iBacking Corp, including any and all accrued interest and penalties. As a result of the release of liabilities the Company has recognized a gain on the extinguishment of debt of $1,358,637 and written off $450,282 of the derivative liability to additional paid in capital.

.Net Income (Loss)

We recorded net income of $957,366 for the six months ended March 31, 2014, as compared to a net loss of $331,065 for the six months ended March 31, 2013.   The recognition of net income is due to the gain on extinguishment of debt.

Liquidity and Capital Resources

At March 31, 2014, we had an accumulated deficit of $6,426,314 and a working capital deficit of $1,236,219. For the six months ended March 31, 2014, net cash used in operating activities was $83,345 and we received $93,060 from financing activities.

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

Item 4: Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2014. In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment.

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

As a result of management’s assessment we have concluded that our controls and procedures are not effective as of March 31, 2014. We have identified the following material weaknesses in internal control over financial reporting:

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

Item 2. Unregistered Sales and Issuances of Equity Securities and Use of Proceeds

The following securities were sold and/or issued by the registrant from inception (September 17, 2007) to March 31, 2014 that were not registered under the Securities Act:

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

On March 31, 2011 the Company’s Board of Directors authorized the issuance of 100,000 common shares for Director’s fees totaling $38,000, based on the market value of the common stock on the date of authorization. As of March 31, 2014 these shares had not yet been issued and therefore have been recorded as a stock payable.

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

On August 22, 2013, the Company received $2,500 from the sale of 1,000,000 shares of Common Stock. Proceeds from the sale were used to fund operating expenses.

On September 23, 2013, the Company received $15,500 from the sale of 3,500,000 shares of Common Stock. Proceeds from the sale were used to fund operating expenses.

During October 2013, the Company issued 6,000,000 common shares for services valued at $120,500 based on the market value of the common stock on the date of authorization.

During October 2013, the Company received $10,000 from the sale of 1,400,000 shares of common stock. Proceeds from the sale were used to fund operating expenses.

On December 18, 2013, the Company received $4,000 from the sale of 3,200,000 shares of common stock. Proceeds from the sale were used to fund operating expenses.

On January 14, 2014, the Company received $10,000 from the sale of 3,750,000 shares of common stock. Proceeds from the sale were used to fund operating expenses.

On February 19, 2014, the Company authorized the issuance of 7,000,000 common shares to David Garland, the Company’s CEO, for compensation of services. The shares were issued at $0.006 based on the market value of the common stock on the date of authorization for total compensation expense of $44,100.

On March 5, 2014, the Company authorized the issuance of 1,000,000 common shares to Rachel Boulds, the Company’s CFO, for compensation of services. The shares were issued at $0.005 based on the market value of the common stock on the date of authorization for total compensation expense of $5,200.

On March 5, 2014, the Company authorized the issuance of 875,000 common shares to C. David Pugh, the Company’s Chief Communications Officer, for conversion of accrued salary of $70,000.

On March 19, 2014, the Company authorized the issuance of 1,200,000 common shares for investor relation services. These shares were valued using the closing share price of the Common Stock on the day of issuance for a total non-cash expense of $1,200.

All shares were issued in reliance upon Section 4(2) of the Securities Act of 1933. No underwriters were used in any of the above-referenced sales.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

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

Date: May 16, 2014	INDEPENDENT FILM DEVELOPMENT CORPORATION BY: David Garland /s/ David Garland David Garland Chief Executive Officer By: Rachel Boulds /s/Rachel Boulds Rachel Boulds Chief Financial Officer

