Form 10-Q
period 2014-06-30
Independent Film Development CORP
filed 2014-08-18
CIK 1425883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

_X_	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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
Registrant’s telephone number, including area code: (646) 480-0770 420 North Camden Dr. Retail Level Beverly Hills, California 90210 (Former address of principle offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes  ☒       No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non–accelerated filer, or a smaller reporting company.   See definitions of large accelerated filer, accelerated filer and smaller reporting company in Section 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐     No ☒

As of August 14, 2014, the issuer had 91,215,943 shares of common stock outstanding.

Transitional Small Business Disclosure Format:    Yes    ☐      No   ☒

2

Independent Film Development Corporation

(a Development Stage Company)

FORM 10-Q

For the Quarterly Period Ended June 30, 2014

PART I – FINANCIAL INFORMATION

TABLE OF CONTENTS

Balance Sheets as of June 30, 2014 and September 30, 2013 (unaudited)	5

Statements of Operations for the three and nine months ended June 30, 2014 and 2013, and from inception on September 14, 2007 through June 30, 2014 (unaudited)	6

Statement of Stockholders’ Equity (Deficit) from inception on September 14, 2007 through June 30, 2014 (unaudited)	7

Statements of Cash Flows for the nine months ended June 30, 2014 and 2013, and from inception on September 14, 2007 through June 30, 2014 (unaudited)	9

Notes to the Financial Statements (unaudited)	11

Independent Film Development Corporation
(a Development Stage Company)
Balance Sheets (Unaudited)
	June 30, 2014	September 30, 2013
ASSETS

Cash	$20,038	$2,713
Restricted cash	70,000	-
Other current assets	13,242	-
Total Assets	$103,280	$2,713

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and other accruals	$144,419	$24,115
Accounts payable, related party	-	70,705
Accrued officer compensation	590,925	499,827
Accrued interest and penalties	324,278	681,761
Advances from officers	-	15,417
Accrued interest, related party	-	854
Due to a related party	8,687	4,210
Notes payable	18,550	18,550
Derivative liability	123,363	755,167
Convertible notes, net of discount of $110,447	54,553	-
Convertible debentures in default	86,050	915,600
Total Liabilities	1,350,825	2,986,206

Stockholders' Equity (Deficit):
Preferred Stock, $.0001 par value, 15,000,0000 shares authorized, none issued and outstanding	-	-
Common stock, $.0001 par value, 485,000,000 shares authorized, 88,488,670 and 62,313,670 issued and outstanding, respectively	8,848	6,231
Additional paid in capital	5,298,517	3,709,946
Common stock payable	38,000	684,010
Deficit accumulated during development stage	(6,592,910)	(7,383,680)
Total Stockholders' Equity (Deficit)	(1,247,545)	(2,983,493)
Total Liabilities and Stockholders' Equity (Deficit)	$103,280	$2,713

The accompanying notes are an integral part of these financial statements.
5

Independent Film Development Corporation (a Development Stage Company) Statements of Operations (Unaudited)
	For the Nine Months Ended		For the Three Months Ended		September 14, 2007
	June 30,		June 30,		(inception) through
	2014	2013	2014	2013	June 30, 2014

Revenue	$-	$-	$-	$-	$3,770

Operating Expenses:
Officer compensation	290,125	217,193	92,775	133,875	1,661,832
Professional fees	42,162	29,547	18,359	11,599	613,662
Director fees	-	-	-	-	38,000
Loss on impairment of websites	-	-	-	-	818,521
Bad debt expense	-	-	-	-	72,635
General and administrative	208,624	4,630	19,718	2,317	3,064,465
Total operating expenses	540,911	251,370	130,852	147,791	6,269,115
Loss from operations	(540,911)	(251,370)	(130,852)	(147,791)	(6,265,345)

Other income and (expense):
Gain (loss) on derivative liability	181,522	(162,620)	1,591	(244,416)	(436,775)
Gain on extinguishment of debt	1,360,227	-	-	-	1,360,227
Loss on settlement of debt	-	(18,000)	-	(18,000)	(18,537)
Penalty expense	(118,000)	(269,009)	-	(178,011)	(515,509)
Interest expense	(92,068)	(295,654)	(37,335)	(77,371)	(716,971)
Total other income (expense)	1,331,681	(745,283)	(35,744)	(517,789)	(327,565)

Net income (loss)	$790,770	$(996,653)	$(166,596)	$(665,589)	$(6,592,910)

Income (loss) per share
Diluted	$0.01	$-	$-	$-
Basic	$0.01	$(0.03)	$(0.00)	$(0.02)

Weighted average shares
Outstanding diluted	87,605,619	-	-	-
Outstanding basic	79,436,930	39,528,590	88,461,448	40,969,439

The accompanying notes are an integral part of these financial statements.

Independent Film Development Corporation
(a Development Stage Company)
Statement of Stockholders’ Equity (Deficit) (unaudited)

	Number of Shares Outstanding	Common Stock at Par Value	Paid in Capital	Deficit Accumulated During Development	Common Stock Subscribed	Stock Subscription Receivable	Total

Beginning balance	—	$—	$—	$—	$—	$—	$—
Stock issued for cash	125	—	500	—	—	—	500
Balance at September 30, 2007	125	—	500	—	—	—	500
Stock issued for cash	18,492	2	35,940	—	—	—	35,942
Net loss for the year ended September 30, 2008	—	—	—	(33,413)	—	—	(33,413)
Balance at September 30, 2008	18,617	2	36,440	(33,413)	—	—	3,029
Stock issued for cash	34,803	3	109,997	—	—	(85,000)	25,000
Stock issued for compensation	22,300,000	2,230	2,227,770	—	—	—	2,230,000
Net loss for year ended September 30, 2009	—	—	—	(2,258,311)	—	—	(2,258,311)
Balance at September 30, 2009	22,353,420	2,235	2,374,207	(2,291,724)	—	(85,000)	(282)
Stock issued for cash	626,571	63	197,032	—	—	—	197,095
Stock issued for compensation	4,000	—	2,000	—	—	—	2,000
Stock subscription receivable	—	—	—	—	—	22,660	22,660
Net loss for year ended September 30, 2010	—	—	—	(217,881)	—	—	(217,881)
Balance at September 30, 2010	22,983,991	2,298	2,573,239	(2,509,605)	—	(62,340)	3,592
Stock for other services	556,000	56	211,224	—	171,000	—	382,280
Stock for officer compensation	—	—	—	—	570,000	—	570,000

Stock for Director fees	—	—	—	—	38,000	—	38,000
Stock issued for cash	575,000	57	39,918	—	—	(8,025)	31,950
Common stock issued for lock up agreement	6,000	1	2,279	—	—	—	2,280
Write off of stock subscription receivable	—	—	—	—	—	70,365	70,365
Net loss for the year ended September 30, 2011	—	—	—	(1,448,150)	—	—	(1,448,150)
Balance at September 30, 2011	24,120,991	2,412	2,826,660	(3,957,755)	779,000	—	(349,683)
Write off of stock payable	—	—	95,000	—	(95,000)	—	—
Stock for officer compensation	50,000	5	25,495	—	213	—	25,713
Settlement of derivative liability	—	—	186,830	—	—	—	186,830
Stock issued in conversion of note payable	5,115,384	512	175,988	—	—	—	176,500
Stock issued for services	—	—	—	—	66,459	—	66,459
Stock issued to settle debt	—	—	—	—	978	—	978
Contributed capital	—	—	13,500	—	—	—	13,500
Net loss for the year ended September 30, 2012	—	—	—	(1,881,717)	—	—	(1,881,717)
Balance at September 30, 2012	29,286,375	2,929	3,323,473	(5,839,472)	751,650	—	(1,761,420)
Stock for officer compensation	7,300,000	729	95,841	—	(203)	—	96,367
Settlement of derivative liability	—	—	16,998	—	—	—	16,998
Stock issued in conversion of note payable	2,052,795	205	13,745	—	—	—	13,950
Stock issued for stock payable	8,281,500	828	66,609	—	(67,437)	—	—
Stock issued to settle debt	6,038,000	604	77,776	—	—	—	78,380
Stock issued for services	4,855,000	486	97,954	—	—	—	98,440
Stock issued for cash	4,500,000	450	17,550	—	—	—	18,000
Net loss for the year ended September 30, 2013	—	—	—	(1,544,208)	—	—	(1,544,208)
Balance at September 30, 2013	62,313,670	6,231	3,709,946	(7,383,680)	684,010	—	(2,983,493)
Stock issued for services	7,250,000	725	132,045	—	—	—	132,770
Stock issued for cash	8,350,000	835	23,165	—	—	—	24,000
Stock for officer compensation	8,000,000	800	48,500	—	—	—	49,300
Stock for accrued salary	875,000	87	69,913	—	—	—	70,000
Stock issued for stock payable	1,700,000	170	645,840	—	(646,010)	—	—
Discount on convertible note	—	—	148,826	—	—	—	63,826
Settlement of derivative liability	—	—	450,282	—	—	—	148,826
Contributed capital	—	—	70,000	—	—	—	70,000
Net loss for the period ended June 30, 2014(unaudited)	—	—	—	790,770	—	—	790,770
Balance at June 30, 2014 (unaudited)	88,488,670	$8,848	$5,298,517	$(6,592,910)	38,000	$—	$(1,247,545)

The accompanying notes are an integral part of these financial statements.

Independent Film Development Corporation
(a Development Stage Company)
Statements of Cash Flows (unaudited)

	For the Nine Months Ended		September 14, 2007
	June 30,		(inception) through
	2014	2013	June 30, 2014

Cash flows from operating activities:
Net income (loss)	$790,770	$(996,653)	$(6,592,910)
Adjustments to reconcile net loss to total cash used in operations:
Common stock for compensation	49,300	96,367	2,973,380
Common stock for other services	132,770	6,566	675,729
Common stock for Director's fees	—	—	38,000
Loss on settlement of debt	—	18,000	18,537
Amortization expense	—	—	31,479
Loss on impairment of website properties	—	—	818,521
Bad debt expense for stock subscription receivable	—	—	70,365
(Gain) loss on derivative liability	(181,522)	162,620	436,775
Gain on extinguishment of debt	(1,360,227)	—	(1,360,227)
Debt discount amortization	38,379	170,477	379,076
Change in assets and liabilities:
(Increase) in deposits	(13,242)		(13,242)
Increase (decrease) in accounts payable and other accruals	51,189	1,220	145,925
Increase in accrued interest and penalties	171,604	393,584	853,450
Accrued interest, related party	(854)	603	—
Increase in accrued compensation	161,098	119,575	727,425
Net cash used in operating activities	(16,735)	(27,641)	(797,717)

Cash flows from investing activities	—	—	—

Cash flows from financing activities:
Cash overdraft	—	22	—
Cash advances (payments) related party	(4,210)	1,250	(2,420)
Proceeds from debenture/loans	165,000	18,550	439,600
Proceeds from subscriptions receivable	—	—	22,660
Contributed capital	70,000	—	83,500
Advances from officers	—	7,819	32,062
Payments to officers	(6,730)	—	(20,134)
Proceeds from the sale of common stock	24,000	—	332,487
Net cash provided by financing activities	248,060	27,641	887,755
Net increase (decrease) in cash	87,325	—	90,038
Cash at beginning of period	2,713	—	—
Cash at end of period	$90,038	$—	$90,038

Cash paid for:
Interest	$770	$—	$770
Taxes	$—	$—	$—

Supplemental disclosure of non-cash activities
Website property acquired with convertible debenture	$—	$—	$850,000
Common stock issued for conversion of debt	$—	$—	$190,450
Common stock issued for conversion of debt to related parties	$70,000	—	136,880
Settlement of derivative liability	$450,282	$—	$641,110
Debt discount on convertible notes payable	$148,826	$—	$424,009
Forgiveness of stock payable	$—	$—	$95,000
Common stock issued for stock payable	$646,010	$—	$713,651

The accompanying notes are an integral part of these financial statements.

 Independent Film Development Corporation

(A Development Stage Company)

Notes to Financial Statements

June 30, 2014

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents as of June 30, 2014 or September 30, 2013.

Restricted Cash

The Company presents cash balances that are for a specific purpose and therefore not available for immediate and general use by the Company, separately on the balance sheet as restricted cash. As of June 30, 2014, the Company has received $70,000 to be used in its IFLM Realty Prime Opportunity Fund. The funds are only to be used towards the purchase of investment property.

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

The following table presents assets and liabilities that are measured and recognized at fair value as of June 30, 2014 and September 30, 2013 on a recurring basis:

June 30, 2014

Description	Level 1	Level 2	Level 3	Total Gains and (Losses)
Derivative	-	-	(123,363)	181,522
Total	$-	$-	$(123,363)	$181,522

September 30, 2013

Description	Level 1	Level 2	Level 3	Total Gains and (Losses)
Derivative	-	-	(755,167)	(303,280)
Total	$-	$-	$(755,167)	$(303,280)

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

In June 2006, the FASB interpreted its standard for accounting for uncertainty in income taxes, an interpretation of accounting for income taxes.  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance the minimum recognition threshold and measurement attributable to a tax position taken on a tax return is required to be met before being recognized in the financial statements. The FASB’s interpretation had no material impact on the Company’s financial statements for the period ended June 30, 2014.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. At June 30, 2014, the Company had no outstanding options or warrants; however, there is one convertible debenture with potentially dilutive shares if converted and a stock payable for 100,000 shares. As of June 30, 2014, that debenture could be converted into 8,068,689 shares of common stock per the terms of the agreement.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-10, “Development Stage Entities”. The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments in this update are applied retrospectively. The adoption of ASU 2014-10 removed the development stage entity financial reporting requirements from the Company.

In July 2013, the FASB issued ASU No. 2013-11: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists. The new guidance requires that unrecognized tax benefits be presented on a net basis with the deferred tax assets for such carry forwards. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2013. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

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

On April 9, 2012, the Company entered into a $100,000 convertible debenture with Neil Linder. The debenture accrues interest of 12% and matures on April 9, 2013. Mr. Linder has the right to convert all or a portion of the principal into shares of common stock at a conversion price equal to the lesser of fifty percent (50%) of the average of the closing bid price of common stock during the five trading days immediately preceding the conversion date, or fifty percent (50%) of the closing bid price of the Common Stock on the date of issuance as quoted by Bloomberg, LP. Pursuant to the terms of this debenture, the holder shall not be entitled to convert a number of shares that would exceed 4.99% of the outstanding shares of the Company’s common stock. Based on the initial valuation the Company has recorded a debt discount of $49,532, $15,994 of which was amortized in the fiscal year ended September 30, 2012 with the remaining $33,538 amortized the fiscal year ended September 30, 2013. During the fiscal year ending September 30, 2013, $13,950 of the $100,000 debenture was converted into 2,052,795 shares of common stock. This conversion was converted within the terms of the agreement. As of June 30, 2014 $86,050 of the principal face value of the Debenture remains outstanding. In addition, as a consequence of the triggering of the default provision of the debenture the interest on the debenture has been instated at a rate of 18% effective as of the date of issuance, a $1,000 per business day penalty was being imposed for failure to execute a conversion in a timely manner, and an additional accrual of $112,509 was accounted for as a result of a provision requiring additional funds due in the event that a “default payment” is made by the Company.

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

The following inputs and assumptions were used to value the secured convertible notes at June 30, 2014 and September 30, 2013:

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

 The following are the conversions that have been completed as of June 30, 2014:

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

A summary of the activity of the derivative liability is shown below:

Balance at September 30, 2012	$468,884
Decrease in derivative due to settlement of debt	(16,997)
Derivative loss due to mark to market adjustment	303,280
Balance at September 30, 2013	755,167
Decrease in derivative due to extinguishment of debt	(450,282)
Derivative (gain) due to mark to market adjustment	(181,522)
Balance at June 30, 2014	$123,363

NOTE 4: CONVERTIBLE NOTES PAYABLE

On January 29, 2014, the Company issued a Convertible Promissory Note to Asher Enterprises, Inc. in the amount of $37,500. The note bears interest at a rate of 8% per annum, is unsecured and matures on October 31, 2014. The Note is convertible into common stock in whole or in part 180 days after funding at a variable conversion price equal to a 42% discount to the average of the lowest three trading prices in the 10-day trading price prior to the conversion date. As a result of the conversion feature the Company has recorded a debt discount of $21,326, $11,865 of which has been amortized to interest expense. The discount was determined by calculating the intrinsic value of the loan based on the stock price on the date of the loan of $0.0065 and the conversion price of $0.0039. The intrinsic value was $21,326. As of June 30, 2014, there is $748 of accrued interest on this note.

On March 11, 2014, the Company issued a Convertible Promissory Note to Asher Enterprises, Inc. in the amount of $42,500. The note bears interest at a rate of 8% per annum, is unsecured and matures on December 17, 2014. The Note is convertible into common stock in whole or in part 180 days after funding at a variable conversion price equal to a 42% discount to the average of the lowest three trading prices in the 10-day trading price prior to the conversion date. As a result of the conversion feature the Company has recorded a debt discount of $42,500, $16,940 of which has been amortized to interest expense. The discount was determined by calculating the intrinsic value of the loan based on the stock price on the date of the loan of $0.0123 and the conversion price of $0.0030. The intrinsic value was $130,826; however the discount is limited to the amount of the loan. As of June 30, 2014, there is $847 of accrued interest on this note.

On April 28, 2014, the Company issued a Convertible Promissory Note to KBM Worldwide, Inc. in the amount of $37,500. The note bears interest at a rate of 8% per annum, is unsecured and matures on January 30, 2015. The Note is convertible into common stock in whole or in part 180 days after funding at a variable conversion price equal to a 42% discount to the average of the lowest three trading prices in the 10-day trading price prior to the conversion date. As a result of the conversion feature the Company has recorded a debt discount of $37,500, $8,664 of which has been amortized to interest expense. The discount was determined by calculating the intrinsic value of the loan based on the stock price on the date of the loan of $0.015 and the conversion price of $0.00406. The intrinsic value was $101,047; however the discount is limited to the amount of the loan. As of June 30, 2014, there is $378 of accrued interest on this note.

On June 25, 2014, the Company issued a Convertible Promissory Note to LG Capital Funding, LLC, in the amount of $47,500. The note bears interest at a rate of 8% per annum, is unsecured and matures on June 25, 2015. The Note is convertible into common stock in whole or in part 180 days after funding at a variable conversion price equal to a 42% discount of the lowest trading price in the 20-day trading price prior to the conversion date. As a result of the conversion feature the Company has recorded a debt discount of $47,500, $911 of which has been amortized to interest expense. The discount was determined by calculating the intrinsic value of the loan based on the stock price on the date of the loan of $0.011 and the conversion price of $0.0035. The intrinsic value was $102,644; however the discount is limited to the amount of the loan. As of June 30, 2014, there is $73 of accrued interest on this note.

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

On March 31, 2011 the Company’s Board of Directors authorized the issuance of 100,000 common shares for Director’s fees totaling $38,000, based on the market value of the common stock on the date of authorization. As of June 30, 2014 these shares had not yet been issued and therefore have been recorded as a stock payable.

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

On May 21, 2014, the Company authorized the issuance of 50,000 common shares to an investor as an incentive to invest in one of the Company’s future real estate ventures. These shares were valued using the closing share price of the Common Stock on the day of grant for a total non-cash expense of $270.

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

As of June 30, 2014, the Company had total accrued compensation due to its officers of $590,925.

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

NOTE 8: GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has generated minimal revenue during the period September 14, 2007 (inception) through June 30, 2014, has an accumulated deficit of $6,592,910 and has funded its operations primarily through the issuance short term debt and equity. This matter raises substantial doubt about the Company's ability to continue as a going concern.

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

On July 17, 2014, the Company issued a Convertible Promissory Note to KBM Worldwide, Inc. in the amount of $37,500. The note bears interest at a rate of 8% per annum, is unsecured and matures on April 21, 2015. The Note is convertible into common stock in whole or in part 180 days after funding at a variable conversion price equal to a 42% discount to the average of the lowest three trading prices in the 10-day trading price prior to the conversion date.

On August 6, 2014, Asher Enterprises, Inc. converted $12,000 of principal from the convertible note dated January 29, 2014 into 2,727,273 shares of common stock at a price of $0.0044 pursuant to the terms of the agreement.

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

Employees

As of June 30, 2014, we employed a total of four management level personnel.  We may require additional employees in the future. There is intense competition for capable, experienced personnel and there is no assurance the Company will be able to obtain new qualified employees when required.

The Company believes its relations with its employees are good.

Patents

The Company holds no patents for its products.

Results of Operations – Three Months Ended June 30, 2014 as Compared to the Three Months Ended June 30, 2013

Operating Expenses

Officer compensation expense for the three months ended June 30, 2014 decreased $41,100 or 30.7% to $92,775, as compared to $133,875 for the three months ended June 30, 2013.  The expense usually consists of cash payments and accrued salary as well as periodic stock compensation. In the prior year there was stock issued for compensation increasing the overall compensation expense. No stock was issued for compensation in the current period.

Professional fees for the three months ended June 30, 2014 were $18,359 as compared to $11,599 for the three months ended June 30, 2013, an increase of $6,760. Professional fees mainly consist of auditor and other fees associated with the Company’s quarterly filings and year-end audit.

General and administrative expense increased $17,401 to $19,718 for the three months ended June 30, 2014 from $2,317 for the three months ended June 30, 2013. The increase in general and administrative expense was mainly attributed to an increase in rent, and other operating expenses.

Other Expenses

Total other income and expenses decreased $482,045 from $517,789 for the three months ended June 30, 2013 to $35,744 for the three months ended June 30, 2014. The decrease is attributed to a gain in the derivative liability and the decrease in the penalty expense.

Net Income (Loss)

We recorded net a net loss of $166,596 for the three months ended June 30, 2014, as compared to a net loss of $665,589 for the three months ended June 30, 2013. The decrease in net loss in mostly attributed to the decrease in other expense as discussed above.

Results of Operations – Nine Months Ended June 30, 2014 as Compared to the Nine Months Ended June 30, 2013

Operating Expenses

Officer compensation expense for the nine months ended June 30, 2014 increased $72,932 or 33.5% to $290,125, as compared to $217,193 for the nine months ended June 30, 2013.  The expense usually consists of cash payments and accrued salary as well as periodic stock compensation. The increase is due to the accrual for an additional officer as well as stock compensation in the current quarter valued at $49,300.

Professional fees for the nine months ended June 30, 2014 were $42,162 as compared to $29,547 for the nine months ended June 30, 2013, an increase of $12,615. Professional fees mainly consist of auditor and other fees associated with the Company’s quarterly filings and year-end audit.

General and administrative expense increased $203,994 to $208,624 for the nine months ended June 30, 2014 from $4,630 for the nine months ended June 30, 2013. The increase in general and administrative expense was attributed to an increase in rent and other operating expenses as well as stock issued for services for non-cash expense of $132,770.

Overall there was a $289,541 increase in operating expenses for the nine months ended June 30, 2014 as compared to June 30, 2013. The increase is largely attributed to the increase in officer compensations and stock issued for other services as discussed above.

Other Expenses

Total other income and expenses increased from a loss of $745,283 for the nine months ended June 30, 2013 compared to other income of $1,331,681 the nine months ended June 30, 2014. The increase is attributed to a gain in the derivative liability and a $1,816,217 gain on extinguishment of debt.

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

.Net Income (Loss)

We recorded net income of $790,770 for the nine months ended June 30, 2014, as compared to a net loss of $996,653 for the nine months ended June 30, 2013.   The recognition of net income is due to the gain on extinguishment of debt.

Liquidity and Capital Resources

At June 30, 2014, we had an accumulated deficit of $6,592,910 and a working capital deficit of $1,317,545. For the nine months ended June 30, 2014, net cash used in operating activities was $90,735 and we received $178,060 from financing activities.

On January 29, 2014, the Company issued a Convertible Promissory Note to Asher Enterprises, Inc. in the amount of $37,500. The note bears interest at a rate of 8% per annum, is unsecured and matures on October 31, 2014. The Note is convertible into common stock in whole or in part 180 days after funding at a variable conversion price equal to a 42% discount to the average of the lowest three trading prices in the 10-day trading price prior to the conversion date. As of June 30, 2014, there is $748 of accrued interest on this note.

On March 11, 2014, the Company issued a Convertible Promissory Note to Asher Enterprises, Inc. in the amount of $42,500. The note bears interest at a rate of 8% per annum, is unsecured and matures on December 17, 2014. The Note is convertible into common stock in whole or in part 180 days after funding at a variable conversion price equal to a 42% discount to the average of the lowest three trading prices in the 10-day trading price prior to the conversion date As of June 30, 2014, there is $847 of accrued interest on this note.

On April 28, 2014, the Company issued a Convertible Promissory Note to KBM Worldwide, Inc. in the amount of $37,500. The note bears interest at a rate of 8% per annum, is unsecured and matures on January 30, 2015. The Note is convertible into common stock in whole or in part 180 days after funding at a variable conversion price equal to a 42% discount to the average of the lowest three trading prices in the 10-day trading price prior to the conversion date. As of June 30, 2014, there is $378 of accrued interest on this note.

On June 25, 2014, the Company issued a Convertible Promissory Note to LG Capital Funding, LLC, in the amount of $47,500. The note bears interest at a rate of 8% per annum, is unsecured and matures on June 25, 2015. The Note is convertible into common stock in whole or in part 180 days after funding at a variable conversion price equal to a 42% discount of the lowest trading price in the 20-day trading price prior to the conversion date. As of June 30, 2014, there is $73 of accrued interest on this note.

On July 17, 2014, the Company issued a Convertible Promissory Note to KBM Worldwide, Inc. in the amount of $37,500. The note bears interest at a rate of 8% per annum, is unsecured and matures on April 21, 2015. The Note is convertible into common stock in whole or in part 180 days after funding at a variable conversion price equal to a 42% discount to the average of the lowest three trading prices in the 10-day trading price prior to the conversion date.

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

Item 4: Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2014. In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment.

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

As a result of management’s assessment we have concluded that our controls and procedures are not effective as of June 30, 2014. We have identified the following material weaknesses in internal control over financial reporting:

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

Item 2. Unregistered Sales and Issuances of Equity Securities and Use of Proceeds

The following securities were sold and/or issued by the registrant from inception (September 17, 2007) to June 30, 2014 that were not registered under the Securities Act:

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

On March 31, 2011 the Company’s Board of Directors authorized the issuance of 100,000 common shares for Director’s fees totaling $38,000, based on the market value of the common stock on the date of authorization. As of June 30, 2014 these shares had not yet been issued and therefore have been recorded as a stock payable.

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

On May 21, 2014, the Company authorized the issuance of 50,000 common shares to an investor as an incentive to invest in one of the Company’s future real estate ventures. These shares were valued using the closing share price of the Common Stock on the day of grant for a total non-cash expense of $270.

All shares were issued in reliance upon Section 4(2) of the Securities Act of 1933. No underwriters were used in any of the above-referenced sales.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
10.1	Convertible Debenture for $350,000 dated November 16, 2011 to Junior Capital, Inc.	10-K	9/30/2011	10.1	1/13/2012
10.2	Convertible Debenture for $20,000 dated October 25, 2011 to Junior Capital Inc.	10-K	9/30/2011	10.2	1/13/2012
10.3	Convertible Debenture for $20,000 dated October 28, 2011 to Editor Newswire Inc.	10-K	9/30/2011	10.3	1/13/2012
10.4	Convertible Debenture for $25,000 dated November 18, 2011 to Editor Newswire Inc.	10-K	9/30/2011	10.4	1/13/2012
10.5	Convertible Debenture for $33,000 dated January 11, 2012 to Junior Capital Inc.	10-Q	3/31/2012	10.5	5/18//2012
10.6	Convertible Debenture for $40,000 dated March 15, 2012 to Junior Capital Inc.	10-Q	3/31/2012	10.6	5/18//2012
10.7	Convertible Debenture for $18,000 dated June 5, 2012 to Junior Capital Inc.	10-Q	3/31/2012	10.7	8/20/2012
10.8	Convertible Debenture for $500,000 dated May 29, 2012 to iBacking Corp.	10-Q	6/30/2012	10.8	8/20/2012
10.9	Convertible Debenture for $100,000 dated April 9, 2012 Neil Linder	10-Q	6/30/2012	10.9	8/20/2012

10.10	Convertible Promissory Note for $37,500 dated January 29, 2014 to Asher Enterprises, Inc.	X
10.11	Convertible Promissory Note for $42,500 dated March 11, 2014 to Asher Enterprises, Inc.	X
10.12	Convertible Promissory Note for $37,500 dated April 28, 2014 to KBM Worldwide, Inc.	X
10.13	Convertible Promissory Note for $47,500 dated June 25, 2014 to LG Capital Funding, LLC	X
101.INS*	XBRL Instance Document	X
101.SCH*	XBRL Taxonomy Extension Schema Document	X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Definition	X

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

Date: August 19, 2014	INDEPENDENT FILM DEVELOPMENT CORPORATION BY: David Garland /s/ David Garland David Garland Chief Executive Officer By: Rachel Boulds /s/Rachel Boulds Rachel Boulds Chief Financial Officer

