Form 10-K
period 2014-09-30
Independent Film Development CORP
filed 2015-01-13
CIK 1425883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 For the transition period from _____________ to _____________

Commission file number: 814-00758

INDEPENDENT FILM DEVELOPMENT CORPORATION

(Name of small business issuer in its charter)

Nevada	56-2676759
(State of incorporation)	(I.R.S. Employer Identification No.)
845 Third Avenue, 6th Floor New York, NY, 10022 (310) 295-1711

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates: $448,706 based on 49,856,170 non affiliate shares outstanding at $0.009 per share, which is the closing price of the common shares as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of January 12, 2015, there were 113,392,866 shares of the Registrant's common stock, par value $0.0001, issued.

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

Company Overview

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

In addition, IFLM will identify and acquire other undervalued or distressed properties in highly attractive locations in the United States that may lie outside of the hospitality industry. These commercial and residential properties will be renovated or otherwise developed to maximize their potential returns for IFLM and its stakeholders on a short term and medium term basis.

Film and Video Library

IFLM possesses a small video and film library.

Employees

As of September 30, 2014, we employed a total of four management level personnel.  We may require additional employees in the future. There is intense competition for capable, experienced personnel and there is no assurance the Company will be able to obtain new qualified employees when required.

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

We will require substantial additional capital to acquire additional properties and to participate in the development of those properties.  Cash flows from operations, to the extent available, will be used to fund these expenditures.  We intend to seek additional capital from loans from current shareholders and from public and private equity offerings.  It will also be dependent upon the status of the capital markets at the time such capital is sought. Should sufficient capital not be available, the development of our business plan could be delayed and, accordingly, the implementation of our business strategy would be adversely affected. In such event it would not be likely that investors would obtain a profitable return on their investments or a return of their investments.

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

Item 2.  PROPERTIES

We lease our executive offices in New York, New York on a month to month basis.  We consider our existing facilities to be adequate for our current needs.  We own the Internet domains IndyFilmCorp.com and the distribution rights to the following intellectual motion picture and television properties:

Item 3.  LEGAL PROCEEDINGS

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

PART II

Item 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is quoted under the symbol “IFLM” on the OTCBB operated by the Financial Industry Regulatory Authority, Inc. (“FINRA”) and the OTCQB operated by OTC Markets Group, Inc.  Few market makers continue to participate in the OTCBB system because of high fees charged by FINRA.  Consequently, market makers that once quoted our shares on the OTCBB system may no longer be posting a quotation for our shares. As of the date of this report, however, our shares are quoted by several market makers on the OTCQB. The criteria for listing on either the OTCBB or OTCQB are similar and include that we remain current in our SEC reporting. Our reporting is presently current and, since inception, we have filed our SEC reports on time.

The following tables set forth the range of high and low prices for our common stock for the each of the periods indicated as reported by the OTCQB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
2013:
First Quarter	$0.05	$0.00
Second Quarter	$0.05	$0.02
Third Quarter	$0.04	$0.01
Fourth Quarter	$0.03	$0.03
2014:
First Quarter	$0.01	$0.008
Second Quarter	$0.009	$0.009
Third Quarter	$0.011	$0.008
Fourth Quarter	$0.003	$0.003

Recent Sales of Unregistered Securities

During October 2013, the Company received $10,000 from the sale of 1,400,000 shares of common stock. Proceeds from the sale of stock were used to fund general operating expenses.

On December 18, 2013, the Company received $4,000 from the sale of 3,200,000 shares of common stock. Proceeds from the sale of stock were used to fund general operating expenses.

On January 14, 2014, the Company received $10,000 from the sale of 3,750,000 shares of common stock. Proceeds from the sale of stock were used to fund general operating expenses.

On November 25, 2014, the Company sold 3,000,000 shares of common stock for $3,000. Proceeds from the sale of stock were used to fund general operating expenses.

ISSUER PURCHASES OF EQUITY SECURITIES. The Company did not repurchase any of its securities during the fiscal year ended September 30, 2014.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS. The Company currently does not maintain any equity compensation plans.

Item 6.  SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

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

Results of Operations for the year ended September 30, 2014 Compared to the year ended September 30, 2013

Operating Expenses

Professional fees for the year ended September 30, 2014 were $48,306, as compared to $90,698 for the year ended September 30, 2013, a decrease of $42,392 or 47%.  Professional fees mainly consist of legal, auditor and other fees associated with the Company’s quarterly filings and year end audit. In the current year the Company incurred less legal fees as certain legal proceedings were settled.

Officer compensation expense for the year ended September 30, 2014 increased $65,432 or 21% to $382,900, as compared to $317,468 for the year ended September 30, 2013.  The expense consists of cash payments, accrued salary and stock. The increase during the year ended September 30, 2014 is attributed to the issuance of 8,000,000 shares of common stock valued at $49,300 to Officers and the addition of salary expense for the Chief Communications Officer.

General and administrative expense increased $126,850 or 132% to $222,785 for the year ended September 30, 2014 from $95,935 for the year ended September 30, 2013. The increase in general and administrative expense was attributed to an increase in rent and other operating expenses as well as stock issued for services for non-cash expense of $132,770.

Overall there was a $149,890 increase in operating expenses from September 30, 2013 to September 30, 2014. The increase is largely attributed to the increase in officer compensations and stock issued for other services as discussed above.

Other Expenses

Total other income and expenses increased from a loss of $1,040,107 for the year ended September 30, 2013 to other income of $1,188,894 for the year ended September 30, 2014. The increase is attributed to a gain in the derivative liability and a $1,360,227 gain on extinguishment of debt.

On February 7, 2014, the Company was granted a default judgment by the Central District Court of California in the case Independent Film Dev. Corp vs Junior Capital, Inc. The granting of the default judgment rescinds all debentures and releases the Company from all obligations due to Junior Capital, Inc., Editor Newswire, Inc., and iBacking Corp, including any and all accrued interest and penalties. As a result of the release of liabilities the Company has recognized a gain on the extinguishment of debt of $1,358,637.

Net Income (Loss)

We recorded net income of $534,903 for the year ended September 30, 2014, as compared to a net loss of $1,544,208 for the year ended September 30, 2013.   The recognition of net income is due to the gain on extinguishment of debt.

Liquidity and Capital Resources

At September 30, 2014, we had an accumulated deficit of $6,848,777 and a working capital deficit of $1,386,760. For the year ended September 30, 2014, net cash used in operating activities was $236,293 and we received $315,560 from financing activities.

On January 29, 2014, the Company issued a Convertible Promissory Note to Asher Enterprises, Inc. in the amount of $37,500. The note bears interest at a rate of 8% per annum, is unsecured and matures on October 31, 2014. The Note is convertible into common stock in whole or in part 180 days after funding at a variable conversion price equal to a 42% discount to the average of the lowest three trading prices in the 10-day trading price prior to the conversion date. As of September 30, 2014, there is $13,500 of principal and $1,722 of accrued interest on this note.

On March 11, 2014, the Company issued a Convertible Promissory Note to Asher Enterprises, Inc. in the amount of $42,500. The note bears interest at a rate of 8% per annum, is unsecured and matures on December 17, 2014. The Note is convertible into common stock in whole or in part 180 days after funding at a variable conversion price equal to a 42% discount to the average of the lowest three trading prices in the 10-day trading price prior to the conversion date As of September 30, 2014, there is $1,872 of accrued interest on this note.

On April 28, 2014, the Company issued a Convertible Promissory Note to KBM Worldwide, Inc. in the amount of $37,500. The note bears interest at a rate of 8% per annum, is unsecured and matures on January 30, 2015. The Note is convertible into common stock in whole or in part 180 days after funding at a variable conversion price equal to a 42% discount to the average of the lowest three trading prices in the 10-day trading price prior to the conversion date. As of September 30, 2014, there is $1,134 of accrued interest on this note.

On June 25, 2014, the Company issued a Convertible Promissory Note to LG Capital Funding, LLC, in the amount of $47,500. The note bears interest at a rate of 8% per annum, is unsecured and matures on June 25, 2015. The Note is convertible into common stock in whole or in part 180 days after funding at a variable conversion price equal to a 42% discount of the lowest trading price in the 20-day trading price prior to the conversion date. As of September 30, 2014, there is $1,031 of accrued interest on this note.

On July 17, 2014, the Company issued a Convertible Promissory Note to KBM Worldwide, Inc. in the amount of $37,500. The note bears interest at a rate of 8% per annum, is unsecured and matures on April 21, 2015. The Note is convertible into common stock in whole or in part 180 days after funding at a variable conversion price equal to a 42% discount to the average of the lowest three trading prices in the 10-day trading price prior to the conversion date. As of September 30, 2014, there is $13,500 of principal and $1,722 of accrued interest on this note.

Off Balance Sheet Arrangements

As of September 30, 2014, there were no off balance sheet arrangements.

Critical Accounting Estimates and Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. At this time, management does not believe that any of our accounting policies fit this definition.

Recently Issued Accounting Pronouncements

The Company has reviewed issued accounting pronouncements and plans to adopt those that are applicable to it. The Company does not expect the adoption of any other pronouncements to have an impact on its results of operations or financial position.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT FILM DEVELOPMENT CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Independent Film Development Corporation

We have audited the accompanying balance sheets of Independent Film Development Corporation as of September 30, 2014 and 2013, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Independent Film Development Corporation as of September 30, 2014 and 2013, and the results of its operations, changes in stockholders' deficit and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has reported recurring losses from operations and had a working capital deficit at September 30, 2014, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

January 13, 2015

www.mkacpas.com

Houston, Texas

Independent Film Development Corporation Balance Sheets

	September 30, 2014	September 30, 2013
ASSETS

Cash	$13,855	$2,713
Restricted cash	68,125	—
Other current assets	33,375	—
Total Assets	$115,355	$2,713

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and other accruals	$158,299	$24,115
Accounts payable, related party	—	70,705
Accrued officer compensation	634,700	499,827
Accrued interest and penalties	326,035	681,761
Advances from officers	8,687	15,417
Accrued interest, related party	—	854
Due to a related party	—	4,210
Note payable	18,550	18,550
Derivative liability	183,648	755,167
Convertible debentures in default (net of discount of $92,354 and $0, respectively)	86,146	915,600
Convertible debentures in default	86,050
Total Liabilities	1,502,115	2,986,206

Stockholders' Equity (Deficit):
Preferred Stock, $.0001 par value, 15,000,0000 shares authorized, none issued and outstanding	—	—
Common stock, $.0001 par value, 485,000,000 shares authorized, 94,292,866 and 62,313,670 issued and outstanding, respectively	9,429	6,231
Additional paid in capital	5,414,588	3,709,946
Common stock payable	38,000	684,010
Accumulated deficit	(6,848,777)	(7,383,680)
Total Stockholders' Equity (Deficit)	(1,386,760)	(2,983,493)
Total Liabilities and Stockholders' Equity (Deficit)	$115,355	$2,713

The accompanying notes are an integral part of these financial statements.

Independent Film Development Corporation Statements of Operations
	For the Years Ended September 30,
	2014	2013
Revenue	$—	$—

Expenses:
Officer compensation	382,900	317,468
Professional fees	48,306	90,698
General and administrative	222,785	95,935
Total operating expenses	653,991	504,101
Net loss from operations	$(653,991)	$(504,101)

Other income and (expense):
Gain / (loss) on derivative liability	96,085	(303,280)
Gain on extinguishment of debt	1,360,227	—
Loss on settlement of debt	—	(18,000)
Penalty expense	(118,000)	(381,009)
Debt discount	(93,972)	(170,477)
Interest expense	(55,446)	(167,341)
Total other income (expense)	1,188,894	(1,040,107)
Net income (loss)	$534,903	$(1,544,208)

Income (loss) per share
Basic	$0.01	$(0.04)
Diluted	$0.00	$—
Weighted average shares outstanding
Basic	83,789,640	43,965,932
Diluted	120,703,524	—

The accompanying notes are an integral part of these financial statements.

Independent Film Development Corporation
Statement of Stockholders’ Equity (Deficit)

	Number of Shares Outstanding	Common Stock	Paid in Capital	Accumulated Deficit	Common Stock Subscribed	Total
Balance at September 30, 2012	29,286,375	$2,929	$3,323,473	$(5,839,472)	751,650	$(1,761,420)
Stock for officer compensation	7,300,000	729	95,841	—	(203)	96,367
Settlement of derivative liability	—	—	16,998	—	—	16,998
Stock issued in conversion of note payable	2,052,795	205	13,745	—	—	13,950
Stock issued for stock payable	8,281,500	828	66,609	—	(67,437)	—
Stock issued to settle debt	6,038,000	604	77,776	—	—	78,380
Stock issued for services	4,855,000	486	97,954	—	—	98,440
Stock issued for cash	4,500,000	450	17,550	—	—	18,000
Net loss for the year ended September 30, 2013	—	—	—	(1,544,208)	—	(1,544,208)
Balance at September 30, 2013	62,313,670	6,231	3,709,946	(7,383,680)	684,010	(2,983,493)
Stock for officer compensation	8,000,000	800	48,500	—	—	49,300
Stock issued for services	7,250,000	725	132,045	—	—	132,770
Stock issued for cash	8,350,000	835	23,165	—	—	24,000
Stock for accrued compensation	875,000	88	69,912	—	—	70,000
Stock issued in conversion of note payable	5,804,196	580	48,571	—	—	49,151
Stock issued for payable	1,700,000	170	645,840	—	(646,010)	—
Debt discount on convertible notes	—	—	186,327	—	—	186,327
Write off of derivative liability	—	—	450,282	—	—	450,282
Contributed capital	—	—	100,000	—	—	100,000
Net income for the year ended September 30, 2014	—	—	—	534,903	—	534,903
Balance at September 30, 2014	94,292,866	$9,429	$5,414,588	$(6,848,777)	38,000	$(1,386,760)
The accompanying notes are an integral part of these financial statements.

Independent Film Development Corporation
Statements of Cash Flows
	For the Years Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$534,903	$(1,544,208)
Adjustments to reconcile net income (loss) to total cash used in operations:
Common stock for compensation	49,300	96,367
Common stock for other services	132,770	91,940
Loss on settlement of debt	—	18,000
Gain on extinguishment of debt	(1,360,227)	—
(Gain) loss on derivative liability	(96,085)	303,280
Debt discount amortization	93,972	170,477
Change in assets and liabilities:
Increase in accounts payable & accruals	165,774	5,253
Increase (decrease) in accounts payable, related party	(70,705)	50,435
Increase in accrued expenses	143,361	547,495
Increase in other assets	(33,375)	—
Accrued interest, related party	(854)	854
Increase in accrued compensation	204,873	218,351
Net cash used in operating activities	(236,293)	(41,756)

Cash flows from investing activities	—	—

Cash flows from financing activities:
Cash overdraft	—	(2)
Cash advances (payments) related party	(4,210)	1,250
Proceeds from debenture/loans	211,350	18,550
Contributed capital	100,000	—
Advances from officers	—	15,073
Payments on notes payable	(4,100)	—
Payments to officers	(11,480)	(8,402)
Proceeds from the sale of common stock	24,000	18,000
Net cash provided by financing activities	315,560	44,469
Net increase in cash	79,267	2,713
Cash at beginning of period	2,713	—
Cash at end of period	$81,980	$2,713

Cash paid for:
Interest	$—	$—
Taxes	$—	$—
Supplemental disclosure of non-cash activities
Common stock issued for conversion of debt	$24,000	$176,500
Common stock issued for conversion of accrued compensation	$70,000	—
Settlement of derivative liability	$450,282	$186,830
Debt discount on convertible notes payable	$186,327	$275,183
Common stock issued for stock payable	$646,010	$—

The accompanying notes are an integral part of these financial statements.

 Independent Film Development Corporation

Notes to Financial Statements

September 30, 2014

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents as of September 30, 2014 and 2013.

Restricted Cash

The Company presents cash balances that are for a specific purpose and therefore not available for immediate and general use by the Company, separately on the balance sheet as restricted cash. As of September 30, 2014, the Company has set aside $68,125 to be used in its IFLM Realty Prime Opportunity Fund. The funds are only to be used towards the purchase of investment property.

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

The following table presents assets and liabilities that are measured and recognized at fair value as of September 30, 2014 and 2013 on a recurring basis:

September 30, 2014

Description	Level 1	Level 2	Level 3	Total Gains and (Losses)
Derivative	-	-	(183,648)	96,085
Total	$-	$-	$(183,648)	$96,085

September 30, 2013

Description	Level 1	Level 2	Level 3	Total Gains and (Losses)
Derivative	-	-	(755,167)	(303,280)
Total	$-	$-	$(755,167)	$(303,280)

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

Net deferred tax assets consist of the following components as of September 30:

	2014	2013
NOL	$(1,980,745)	$(1,116,601)
Net Income (loss)	534,903	(1,544,208)
(Gain) loss on debt settlement	(1,360,227)	18,000
(Gain) loss on derivative liability	(96,085)	303,280
Debt discount amortization	93,972	170,477
Common stock for other services	132,770	91,940
Common stock for compensation	49,300	96,367
NOL at end of period	$(2,626,112)	$(1,980,745)
Effective Rate	0.34	0.34
Deferred Tax Asset	(892,878)	(673,453)
Valuation	892,878	673,453
Deferred Tax Asset	$-	$-

In June 2006, the FASB interpreted its standard for accounting for uncertainty in income taxes, an interpretation of accounting for income taxes.  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance the minimum recognition threshold and measurement attributable to a tax position taken on a tax return is required to be met before being recognized in the financial statements. The FASB’s interpretation had no material impact on the Company’s financial statements for the year ended September 30, 2014.

The FASB’s interpretation had no material impact on the Company’s financial statements for the year ended September 30, 2014. As of September 30, 2014, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $2,626,000 that may be offset against future taxable income through 2029. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. At September 30, 2014, the Company had no outstanding options or warrants; however, there are convertible notes with potentially dilutive shares if converted and a stock payable for 100,000 shares. As of September 30, 2014, those notes could be converted into 36,913,884 shares of common stock per the terms of the agreement.

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

he amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

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

On April 9, 2012, the Company entered into a $100,000 convertible debenture with Neil Linder. The debenture accrues interest of 12% and matures on April 9, 2013. Mr. Linder has the right to convert all or a portion of the principal into shares of common stock at a conversion price equal to the lesser of fifty percent (50%) of the average of the closing bid price of common stock during the five trading days immediately preceding the conversion date, or fifty percent (50%) of the closing bid price of the Common Stock on the date of issuance as quoted by Bloomberg, LP. Pursuant to the terms of this debenture, the holder shall not be entitled to convert a number of shares that would exceed 4.99% of the outstanding shares of the Company’s common stock. Based on the initial valuation the Company has recorded a debt discount of $49,532, $15,994 of which was amortized in the fiscal year ended September 30, 2012 with the remaining $33,538 amortized the fiscal year ended September 30, 2013. During the fiscal year ending September 30, 2013, $13,950 of the $100,000 debenture was converted into 2,052,795 shares of common stock. This conversion was converted within the terms of the agreement. As of September 30, 2014 $86,050 of the principal face value of the Debenture remains outstanding. In addition, as a consequence of the triggering of the default provision of the debenture the interest on the debenture has been instated at a rate of 18% effective as of the date of issuance, a $1,000 per business day penalty was being imposed for failure to execute a conversion in a timely manner, and an additional accrual of $112,509 was accounted for as a result of a provision requiring additional funds due in the event that a “default payment” is made by the Company.

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

The fair values of the derivatives are calculated using a multi-nomial lattice model. The model values the derivative liability in each debenture based on a probability weighted discounted cash flow model. These models are based on future projections of the various potential outcomes. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the statement of operations.

The following inputs and assumptions were used to value embedded derivative liabilities associated with the secured convertible notes issued in the year ended September 30, 2014 and 2013:

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

  The Holder will automatically convert the note at maturity if the registration was effective and the company was not in default. The following conversions were completed during the last two fiscal years.

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

A summary of the activity of the derivative liability is shown below:

Balance at September 30, 2012	$468,884
Decrease in derivative due to settlement of debt	(16,997)
Derivative loss due to mark to market adjustment	303,280
Balance at September 30, 2013	755,167
Decrease in derivative due to extinguishment of debt	(450,282)
Decrease in derivative due to conversion of debt	(25,152)
Increase to derivative due to new issuances	87,540
Derivative (gain) due to mark to market adjustment	(183,625)
Balance at September 30, 2014	$183,648

NOTE 4: CONVERTIBLE NOTES PAYABLE

On January 29, 2014, the Company issued a Convertible Promissory Note to Asher Enterprises, Inc. in the amount of $37,500. The note bears interest at a rate of 8% per annum, is unsecured and matures on October 31, 2014. The Note is convertible into common stock in whole or in part 180 days after funding at a variable conversion price equal to a 42% discount to the average of the lowest three trading prices in the 10-day trading price prior to the conversion date. As a result of the conversion feature the Company has recorded a debt discount of $21,326, $19,000 of which has been amortized to interest expense. The discount was determined by calculating the intrinsic value of the loan based on the stock price on the date of the loan of $0.0065 and the conversion price of $0.0039. The intrinsic value was $21,326. During August 2014 $24,000 of the note was converted into 5,804,196 shares of common stock. On September 30, 2014, the fair value of the derivative was calculated using a multi-nominal lattice model. As of September 30, 2014, there is $13,500 of principal and $1,722 of accrued interest on this note.

On March 11, 2014, the Company issued a Convertible Promissory Note to Asher Enterprises, Inc. in the amount of $42,500. The note bears interest at a rate of 8% per annum, is unsecured and matures on December 17, 2014. The Note is convertible into common stock in whole or in part 180 days after funding at a variable conversion price equal to a 42% discount to the average of the lowest three trading prices in the 10-day trading price prior to the conversion date. As a result of the conversion feature the Company has recorded a debt discount of $42,500, $30,854 of which has been amortized to interest expense. The discount was determined by calculating the intrinsic value of the loan based on the stock price on the date of the loan of $0.0123 and the conversion price of $0.0030. The intrinsic value was $130,826; however the discount is limited to the amount of the loan. On September 30, 2014, the fair value of the derivative was calculated using a multi-nominal lattice model. As of September 30, 2014, there is $42,500 of principal and $1,872 of accrued interest on this note.

On April 28, 2014, the Company issued a Convertible Promissory Note to KBM Worldwide, Inc. in the amount of $37,500. The note bears interest at a rate of 8% per annum, is unsecured and matures on January 30, 2015. The Note is convertible into common stock in whole or in part 180 days after funding at a variable conversion price equal to a 42% discount to the average of the lowest three trading prices in the 10-day trading price prior to the conversion date. As a result of the conversion feature the Company has recorded a debt discount of $37,500, $21,119 of which has been amortized to interest expense. The discount was determined by calculating the intrinsic value of the loan based on the stock price on the date of the loan of $0.015 and the conversion price of $0.00406. The intrinsic value was $101,047; however the discount is limited to the amount of the loan. As of September 30, 2014, there is $1,134 of accrued interest on this note.

On June 25, 2014, the Company issued a Convertible Promissory Note to LG Capital Funding, LLC, in the amount of $47,500. The note bears interest at a rate of 8% per annum, is unsecured and matures on June 25, 2015. The Note is convertible into common stock in whole or in part 180 days after funding at a variable conversion price equal to a 42% discount of the lowest trading price in the 20-day trading price prior to the conversion date. As a result of the conversion feature the Company has recorded a debt discount of $47,500, $12,884 of which has been amortized to interest expense. The discount was determined by calculating the intrinsic value of the loan based on the stock price on the date of the loan of $0.011 and the conversion price of $0.0035. The intrinsic value was $102,644; however the discount is limited to the amount of the loan. As of September 30, 2014, there is $1,031 of accrued interest on this note.

On July 17, 2014, the Company issued a Convertible Promissory Note to KBM Worldwide, Inc. in the amount of $37,500. The note bears interest at a rate of 8% per annum, is unsecured and matures on April 21, 2015. The Note is convertible into common stock in whole or in part 180 days after funding at a variable conversion price equal to a 42% discount to the average of the lowest three trading prices in the 10-day trading price prior to the conversion date. As a result of the conversion feature the Company has recorded a debt discount of $37,500, $10,117 of which has been amortized to interest expense. The discount was determined by calculating the intrinsic value of the loan based on the stock price on the date of the loan of $0.0114 and the conversion price of $0.00518. The intrinsic value was $45,008; however the discount is limited to the amount of the loan. As of September 30, 2014, there is $616 of accrued interest on this note.

NOTE 5: COMMON STOCK TRANSACTIONS

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

On June 19, 2013, the Company authorized the issuance of 7,000,000 common shares to George Ivakhnik, the Company’s former Interim CEO, for compensation of services. The shares were issued at $0.013 based on the market value of the common stock on the date of authorization for total compensation expense of $91,000.

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

On August 5, 2014, Asher Enterprises, Inc. converted $12,000 of the note dated January 29, 2014 per the terms of the note, into 2,727,273 shares of common stock.

On August 25, 2014, Asher Enterprises, Inc. converted $12,000 of the note dated January 29, 2014 per the terms of the note, into 3,076,923 shares of common stock.

NOTE 6: RELATED PARTY TRANSACTION

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

On June 19, 2013, the Company authorized the issuance of 7,000,000 common shares to George Ivakhnik, the Company’s former Interim CEO, for compensation of services. The shares were issued at $0.013 based on the market value of the common stock on the date of authorization for total compensation expense of $91,000.

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

As of September 30, 2014, the Company had total accrued compensation due to its officers of $634,700.

NOTE 7: LEGAL PROCEEDINGS

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

NOTE 8: GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has generated minimal revenue and has an accumulated deficit of $6,848,777 and has funded its operations primarily through the issuance short term debt and equity. This matter raises substantial doubt about the Company's ability to continue as a going concern.

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

On October 29, 2014, Asher Enterprises, Inc. converted $5,915 of the note dated January 29, 2014 into 4,550,000 shares of common stock.

On October 31, 2014, the Company paid a total of $9,371 to Asher Enterprises, Inc. paying off the January 29, 2014 note in full.

On November 11, 2014, Asher Enterprises, Inc. converted $5,915 of the note dated March 11, 2014 into 4,550,000 shares of common stock.

On November 12, 2014, the Company issued 7,000,000 shares of common stock to settle $35,000 of accounts payable due for past legal services.

On November 25, 2014, the Company sold 3,000,000 shares of common stock for $3,000.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statements disclosure.

Item 9A.  CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being September 30, 2014. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report.

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

As a result of management’s assessment we have concluded that our controls and procedures are not effective as of September 30, 2014. We have identified the following material weaknesses in internal control over financial reporting:

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

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position
David Garland	45	Chief Executive Officer
Jeff Ritchie	52	Chief Operating Officer, Director
Rachel Boulds	44	Chief Financial Officer, Director
C. David Pugh	55	Chief Communications Officer
Patrick Peach	51	Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

David Garland is a proven executive with cross-industry experience from real estate to technology.  With a Wharton MBA and a BSFS from Georgetown University, he has nearly twenty years’ experience in strategic business transformation, operational re-engineering and financial restructuring.  He has successfully launched multiple businesses and managed transformation in Fortune 500 firms. Mr. Garland comes from a long line of real estate professionals and he continues in that tradition.  He spent the last decade of his career in an advisory capacity involving a number of real estate transactions, starting with Deloitte Consulting in New York and Tokyo, and moving to AIG from 2008 until 2011 to restructure their multi-billion dollar insurance operations following the 2008 financial crisis.  A lot of the real estate projects under these firms were global in nature and involved commercial property transactions in the billions. Mr. Garland also has a track record of turning failing companies into successful and profitable firms prepared to grow for the long term.  His turnaround engagements have been with companies ranging from start-ups to Fortune 50 firms, including J.H. Cohn (real estate), IBM (technology services), Epoch Investment Partners (asset management), BNX (health and beauty retail), and JPMorganChase (banking).

Jeff Ritchie.  Jeff Ritchie is the current Chief Operating Officer and a Director of the company, since 2008. Mr. Ritchie began his film career in post-production by using advancements in computer technology to create a cost-effective computer graphics company with such clients as Disney and CBS.  Having a lifelong passion for filmmaking Mr. Ritchie sold his company and started working in film production. Mr. Ritchie worked for various studios, completing over 15 films, during at time he quickly rose up the ranks of feature film producer, and has produced over a dozen feature films, written three produced scripts and produced numerous commercial.  Mr. Ritchie has experience in managing private production companies, working for such production companies as Crystal Sky Communications (Ghost Rider, Baby Geniuses), Roger Corman’s New Horizon (The Haunting of Hell House), has become a mainstay in the film industry and has developed solid relationships with studios and mini majors along with working relationships with production companies, sales distribution companies and with management and talent agencies. Ritchie’s film credits include 'SOULKEEPER' a film made on a very modest budget, which premiered on the sci-fi channel in 2001 and scored in the top non-theatrical sales week after week at video stores.

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

Item 11.  EXECUTIVE COMPENSATION

The following table provides information as to cash compensation of all officers of the Company, for each of the Company’s last two fiscal years.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation Earnings	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
David Garland, CEO	2014 2013	$59,100 $0	$44,100 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0

George Ivakhnik, former Interim CEO	2013	$0	$91,000	$0	$0	$0	$0	$0

Jeff Ritchie, COO	2014 2013	$50,716 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0

Rachel Boulds, CFO	2014 2013	$15,910 $2,500	$5,200 $5,368	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0

C. David Pugh, CCO	2014 2013	$2,000 $250	$0 $6,500	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0

The company has entered into an employment contract with our Chief Executive Officer and Chief Operating Officer providing for the payment of $150,000 in annual salary each, our Chief Communications Officer for $60,000 a year and our Chief Financial Officer providing for the payment of $11,500 in annual salary.  To date, we have not been able to fully compensate our officers with full cash payments, and they are due accrued salaries.  There are no outstanding equity awards or options to officers issued or outstanding.

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

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended, vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Committees of the Board

We do not currently have a compensation committee, executive committee, or stock plan committee.

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

Item 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Name of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent (%) of Common Stock
Named Executive Officers
David Garland, Chief Executive Officer	7,500,000	6.6%

Jeff Ritchie, Chief Operating Officer, Director	6,035,000	5.3%

Rachel Boulds, Chief Financial Officer, Director	1,350,000	1.2%

C. David Pugh, Chief Communication Officer	1,439,500	1.3%

Patrick Peach, Director	5,200,000	4.6%

All Directors and Officers as a Group (5 persons)	21,524,500	19.0%

George Ivakhnik	7,000,000	6.2%

Kenneth Eade (2)	9,430,000	8.3%

Non Director and Non Officer as a Group (2 persons)	16,430,000	14.5%

(1) The above table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable. Unless otherwise indicated, beneficial ownership is determined in accordance with the Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended, and includes voting or investment power with respect to the shares beneficially owned. Applicable percentages are based upon 113,392,866 shares of common stock outstanding as of January 12, 2015.

(2) Includes 1,000,000 shares of common stock owned by Valentina Eade, wife of Mr. Eade, all beneficial ownership of which is claimed by Mr. Eade.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as stated herein, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us:

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

Audit Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements is approximately $15,500 for fiscal year 2014 and $15,500 for fiscal year 2013 all of which related to the review and audit of Company’s financial statements.

Tax Fees

No fees were paid to the former accountant for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning.

All Other Fees

 No other fees were paid to the former accountant for any other services.

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
10.1	Convertible Promissory Note with Asher Enterprises, Inc. dated January 29, 2014	X
10.2	Convertible Promissory Note with Asher Enterprises, Inc. dated March 11, 2014	X
10.3	Convertible Promissory Note with KBM Worldwide, Inc. dated April 28, 2014	X
10.4	Convertible Promissory Note with LG Capital Funding, LLC. dated June 25, 2014	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENT FILM DEVELOPMENT CORP

Date: January 13, 2015	By: David Garland /s/ David Garland David Garland Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: January 13, 2015	By:/s/ David Garland David Garland Interim Chief Executive Officer

Dated: January 13, 2015	By:/s/ Rachel Boulds Rachel Boulds, Chief Financial Officer and Director

