Form 10-Q
period 2014-12-31
Independent Film Development CORP
filed 2015-02-23
CIK 1425883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

_X_	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2014

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
Registrant’s telephone number, including area code: (646) 480-0770 (Former address of principle offices)

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

1

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

As of February 9, 2015, the issuer had 113,392,866 shares of common stock outstanding.

Transitional Small Business Disclosure Format:    Yes    ☐      No   ☒

2

Independent Film Development Corporation

FORM 10-Q

For the Quarterly Period Ended December 31, 2014

3

PART I – FINANCIAL INFORMATION

TABLE OF CONTENTS

Balance Sheets as of December 31, 2014 and September 30, 2014 (unaudited)	5
Statements of Operations for the three months ended December 31, 2014 and 2013 (unaudited)	6
Statements of Cash Flows for the three months ended December 31, 2014 and 2013 (unaudited)	7
Notes to the Financial Statements (unaudited)	8

Independent Film Development Corporation
Balance Sheets
	December 31, 2014	September 30, 2014
ASSETS	(unaudited)

Cash	$37,680	$13,855
Restricted cash	-	68,125
Other current assets	1,500	33,375
Total Assets	$39,180	$115,355

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and other accruals	$128,453	$158,299
Accounts payable, related party	-	-
Accrued officer compensation	699,433	634,700
Accrued interest and penalties	332,160	326,035
Advances from officers	8,687	8,687
Note payable	18,550	18,550
Derivative liability	208,648	183,648
Convertible debentures in default (net of discount of $41,138 and $92,354, respectively)	117,947	86,146
Convertible debentures in default	86,050	86,050
Total Liabilities	1,599,928	1,502,115

Stockholders' Equity (Deficit):
Preferred Stock, $.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Series A Preferred Stock, $.0001 par value, 5,000,0000 shares authorized, 5,000,000 and 0 issued and outstanding, respectively	500	-
Common stock, $.0001 par value, 485,000,000 shares authorized, 113,392,866 and 94,292,866 issued and outstanding, respectively	11,339	9,429
Additional paid in capital	5,560,637	5,414,588
Common stock payable	38,000	38,000
Accumulated deficit	(7,171,224)	(6,848,777)
Total Stockholders' Equity (Deficit)	(1,560,748)	(1,386,760)
Total Liabilities and Stockholders' Equity (Deficit)	$39,180	$115,355

The accompanying notes are an integral part of these financial statements.
5

Independent Film Development Corporation Statements of Operations (unaudited)

	For the Three Months Ended December 31,
	2014	2013
Revenue	$-	$-

Expenses:
Officer compensation	171,775	55,275
Professional fees	5,275	6,425
General and administrative	9,766	167,991
Total operating expenses	186,816	229,691
Net loss from operations	$(186,816)	$(229,691)

Other income and (expense):
Gain / (loss) on derivative liability	(44,629)	16,406
Other loss	(31,875)	-
Penalty expense	-	(93,000)
Debt discount amortization	(51,216)	-
Interest expense	(7,911)	(41,997)
Total other expense	(135,631)	(118,591)
Net loss	$(322,447)	$(348,282)

Loss per share
Basic	$(0.00)	$(0.01)
Weighted average shares outstanding
Basic	104,783,627	69,385,409

The accompanying notes are an integral part of these financial statements.

Independent Film Development Corporation
Statements of Cash Flows (unaudited)
	For the Three Months Ended
	December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(322,447)	$(348,282)
Adjustments to reconcile net (loss) to total cash used in operations:
Preferred stock for compensation	79,000	-
Common stock for other services	-	120,500
(Gain) loss on derivative liability	44,629	(16,406)
Debt discount amortization	51,216	-
Change in assets and liabilities:
Increase in accounts payable & accruals	5,154	46,352
Decrease in other assets	31,875	-
Increase (decrease) in accounts payable, related party	-	(720)
Increase in accrued interest and penalties	6,125	134,912
Accrued interest, related party	-	(458)
Increase in accrued compensation	64,733	53,992
Net cash used in operating activities	(39,715)	(10,110)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Cash payments, related party	-	(750)
Payments on convertible notes	(7,585)	-
Payments to officers	-	(5,230)
Proceeds from the sale of common stock	3,000	14,000
Net cash provided (used) by financing activities	(4,585)	8,020
Net decrease in cash	(44,300)	(2,090)
Cash at beginning of period	81,980	2,713
Cash at end of period	$37,680	$623

Cash paid for:
Interest	$1,786	$543
Taxes	$-	$-

Supplemental disclosure of non-cash activities
Common stock issued for accounts payable	$35,000	$-
Common stock issued for conversion of debt	$11,830	$-
Settlement of derivative of conversion of debt	$19,629	$-

The accompanying notes are an integral part of these financial statements.

 Independent Film Development Corporation

Notes to Financial Statements

December 31, 2014

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents as of December 31, 2014 and September 30, 2014.

Restricted Cash

The Company presents cash balances that are for a specific purpose and therefore not available for immediate and general use by the Company, separately on the balance sheet as restricted cash. As of September 30, 2014, the Company has set aside $68,125 to be used in its IFLM Realty Prime Opportunity Fund. Subsequent to September 30, 2014, the funds have been used for other business purposes.

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

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2014 and September 30, 2014 on a recurring basis:

December 31, 2014

Description	Level 1	Level 2	Level 3	Total Gains and (Losses)
Derivative	-	-	(208,648)	(44,629)
Total	$-	$-	$(208,648)	$(44,629)

September 30, 2014

Description	Level 1	Level 2	Level 3	Total Gains and (Losses)
Derivative	-	-	(183,648)	96,085
Total	$-	$-	$(183,648)	$96,085

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

Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. At

December 31, 2014 and 2013, the Company had no outstanding options or warrants. Potentially dilutive shares were excluded from the computation as of December 31, 2014 and 2013 as they would have been anti-dilutive.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The new guidance requires that share-based compensation that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards and that could be achieved after an employee completes the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation costs should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on our financial position or results of operations.

In June 2014, the FASB issued ASU No. 2014-10: Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation , to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements of development stage entities. The amendments in this update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, thereby improving financial reporting by eliminating the cost and complexity associated with providing that information. The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public companies, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The Company has elected early adoption of ASU 2014-10 which removed the development stage entity financial reporting requirements from the Company.

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued, that might have a material impact on its financial position or results of operations.

NOTE 3: CONVERTIBLE DEBENTURES

On April 9, 2012, the Company entered into a $100,000 convertible debenture with Neil Linder. The debenture accrued interest of 12% and matured on April 9, 2013. Mr. Linder has the right to convert all or a portion of the principal into shares of common stock at a conversion price equal to the lesser of fifty percent (50%) of the average of the closing bid price of common stock during the five trading days immediately preceding the conversion date, or fifty percent (50%) of the closing bid price of the Common Stock on the date of issuance as quoted by Bloomberg, LP. Pursuant to the terms of this debenture, the holder shall not be entitled to convert a number of shares that would exceed 4.99% of the outstanding shares of the Company’s common stock. Based on the initial valuation the Company has recorded a debt discount of $49,532, $15,994 of which was amortized in the fiscal year ended September 30, 2012 with the remaining $33,538 amortized the fiscal year ended September 30, 2013. During the fiscal year ending September 30, 2013, $13,950 of the $100,000 debenture was converted into 2,052,795 shares of common stock. This conversion was converted within the terms of the agreement. As of December 31, 2014 $86,050 of the principal face value of the Debenture remains outstanding. In addition, as a consequence of the triggering of the default provision of the debenture the interest on the debenture has been instated at a rate of 18% effective as of the date of issuance, a $1,000 per business day penalty was being imposed for failure to execute a conversion in a timely manner, and an additional accrual of $112,509 was accounted for as a result of a provision requiring additional funds due in the event that a “default payment” is made by the Company.

NOTE 4: CONVERTIBLE NOTES PAYABLE

On January 29, 2014, the Company issued a Convertible Promissory Note to Asher Enterprises, Inc. in the amount of $37,500. The note bears interest at a rate of 8% per annum, is unsecured and matures on October 31, 2014. The Note is convertible into common stock in whole or in part 180 days after funding at a variable conversion price equal to a 42% discount to the average of the lowest three trading prices in the 10-day trading price prior to the conversion date. As a result of the conversion feature the Company has recorded a debt discount of $21,326, all of which has been amortized to interest expense. The discount was determined by calculating the intrinsic value of the loan based on the stock price on the date of the loan of $0.0065 and the conversion price of $0.0039. The intrinsic value was $21,326. As of September 30, 2014, $24,000 of principle was converted into 5,804,196 shares of common stock. On October 29, 2014, $5,915 of principle was converted into 4,550,000 shares of common stock and the remaining $9,374 of principle and interest was repaid. Due to the conversion within the terms of the agreement, no gain or loss was recognized.

On March 11, 2014, the Company issued a Convertible Promissory Note to Asher Enterprises, Inc. in the amount of $42,500. The note originally bears interest at a rate of 8% per annum but was increased to 22% on the maturity date. It is unsecured and matures on December 17, 2014. The Note is convertible into common stock in whole or in part 180 days after funding at a variable conversion price equal to a 42% discount to the average of the lowest three trading prices in the 10-day trading price prior to the conversion date. As a result of the conversion feature the Company has recorded a debt discount of $42,500, all of which has been amortized to interest expense. The discount was determined by calculating the intrinsic value of the loan based on the stock price on the date of the loan of $0.0123 and the conversion price of $0.0030. The intrinsic value was $130,826; however the discount is limited to the amount of the loan. On November 11, 2014, $5,915 of principle was converted into 4,550,000 shares of common stock. On December 31, 2014, the fair value of the derivative was calculated using a multi-nominal lattice model. As of December 31, 2014, there is $36,585 of principal and $2,972 of accrued interest on this note. This note is currently past due. Due to the conversion within the terms of the agreement, no gain or loss was recognized.

On April 28, 2014, the Company issued a Convertible Promissory Note to KBM Worldwide, Inc. in the amount of $37,500. The note bears interest at a rate of 8% per annum, is unsecured and matures on January 30, 2015. The Note is convertible into common stock in whole or in part 180 days after funding at a variable conversion price equal to a 42% discount to the average of the lowest three trading prices in the 10-day trading price prior to the conversion date. As a result of the conversion feature the Company has recorded a debt discount of $37,500, $33,713 of which has been amortized to interest expense. The discount was determined by calculating the intrinsic value of the loan based on the stock price on the date of the loan of $0.015 and the conversion price of $0.00406. The intrinsic value was $101,047; however the discount is limited to the amount of the loan. On December 31, 2014, the fair value of the derivative was calculated using a multi-nominal lattice model. As of December 31, 2014, there is $1,890 of accrued interest on this note.

On June 25, 2014, the Company issued a Convertible Promissory Note to LG Capital Funding, LLC, in the amount of $47,500. The note bears interest at a rate of 8% per annum, is unsecured and matures on June 25, 2015. The Note is convertible into common stock in whole or in part 180 days after funding at a variable conversion price equal to a 42% discount of the lowest trading price in the 20-day trading price prior to the conversion date. As a result of the conversion feature the Company has recorded a debt discount of $47,500, $24,987 of which has been amortized to interest expense. The discount was determined by calculating the intrinsic value of the loan based on the stock price on the date of the loan of $0.011 and the conversion price of $0.0035. The intrinsic value was $102,644; however the discount is limited to the amount of the loan. On December 31, 2014, the fair value of the derivative was calculated using a multi-nominal lattice model. As of December 31, 2014, there is $1,988 of accrued interest on this note.

On July 17, 2014, the Company issued a Convertible Promissory Note to KBM Worldwide, Inc. in the amount of $37,500. The note bears interest at a rate of 8% per annum, is unsecured and matures on April 21, 2015. The Note is convertible into common stock in whole or in part 180 days after funding at a variable conversion price equal to a 42% discount to the average of the lowest three trading prices in the 10-day trading price prior to the conversion date. As a result of the conversion feature the Company has recorded a debt discount of $37,500, $22,662 of which has been amortized to interest expense. The discount was determined by calculating the intrinsic value of the loan based on the stock price on the date of the loan of $0.0114 and the conversion price of $0.00518. The intrinsic value was $45,008; however the discount is limited to the amount of the loan. As of December 31, 2014, there is $1,373 of accrued interest on this note.

A summary of the activity of the derivative liability is shown below:

Balance at September 30, 2014	$183,648
Decrease in derivative due to extinguishment of debt	(7,560)
Decrease in derivative due to conversion of debt	(12,069)
Increase to derivative due to new issuances	99,501
Derivative gain due to mark to market adjustment	(54,872)
Balance at December 31, 2014	$208,648

NOTE 5: COMMON STOCK TRANSACTIONS

On October 29, 2014, the Company issued 4,550,000 shares of common stock to Asher Enterprises, Inc. in conversion of $5,915 of principle due to them. Due to the conversion within the terms of the agreement, no gain or loss was recognized.

On November 11, 2014, the Company issued 4,550,000 shares of common stock to Asher Enterprises, Inc. for conversion of $5,915 of principle due to them. Due to the conversion within the terms of the agreement, no gain or loss was recognized.

On November 12, 2014, the Company issued 7,000,000 shares of common stock to a service provider in conversion of $35,000 of accounts payable for services rendered in a prior period. The shares were valued based on the closing price of the common stock on the date of grant.

On November 25, 2014, the Company sold 3,000,000 shares of common stock for total proceeds of $3,000.

NOTE 6: PREFERRED STOCK

The Company is authorized to issue 15,000,000 preferred shares with a par value of $0.0001 per share.

On June 17, 2013, the Board of Directors designated a series of preferred stock titled Series A Preferred Stock consisting of 5,000,000 shares. There is currently no market for the shares of Series A Preferred Stock and they cannot be converted into shares of common stock of the Company. The Company received no cash proceeds from the issuance of the shares. The shares have super voting rights of 100 common shares for every one share of Series A. The Preferred Series A do not contain any rights to dividends; have no liquidation preference; are not to be amended without the holders approval. The company had a valuation completed and as a result expensed the value of the Preferred A during the quarter at a value of $79,000.

On December 1, 2014, the Company issued 5,000,000 shares of Series A Preferred stock to Jeff Ritchie, COO for services rendered.

NOTE 7: GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has generated minimal revenue and has an accumulated deficit of $7,171,224 and has funded its operations primarily through the issuance short term debt and equity. This matter raises substantial doubt about the Company's ability to continue as a going concern.

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

Item 2.  Management’s Discussion and Analysis or Plan of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this filing as well as with Management’s Discussion and Analysis or Plan of Operations contained in the Company’s Report on Form 10-K, for the year ended September 30, 2014, filed with the Securities and Exchange Commission.

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

Employees

As of December 31, 2014, we employed a total of four management level personnel.  We may require additional employees in the future. There is intense competition for capable, experienced personnel and there is no assurance the Company will be able to obtain new qualified employees when required.

The Company believes its relations with its employees are good.

Patents

The Company holds no patents for its products.

Results of Operations – Three Months Ended December 31, 2014 as Compared to the Three Months Ended December 31, 2013

Operating Expenses

Professional fees for the three months ended December 31, 2014 were $5,272, as compared to $6,425 for the three months ended December 31, 2013, a decrease of $1,153 or 18%.  Professional fees mainly consist of legal, auditor and other fees associated with the Company’s quarterly filings and year end audit.

Officer compensation expense for the three months ended December 31, 2014 increased $116,500 or 211% to $171,775, as compared to $55,275 for the three months ended December 31, 2013.  The expense consists of cash payments, accrued salary and stock. The increase during the current period is due to the issuance of 5,000,000 shares of preferred stock to the Chief Communications Officer valued at $79,000.

General and administrative expense decreased $158,225 or 94% to $9,766 for the three months ended December 31, 2014 from $167,991 for the three months ended December 31, 2013. In the prior period the company issued common stock for services valued at $120,500. There was no stock issued for services in the current period.

Overall there was a $42,875 decrease in operating expenses from December 31, 2013 to December 31, 2014. The decrease is largely attributed to the decrease in stock issued for services as discussed above.

Other Expenses

Total other expense increased from $118,591 for the three months ended December 31, 2013 to $135,631 for the three months ended December 31, 2014. The increase can be attributed to a larger loss of the derivative liability, the recognition of debt discount on convertible notes and the loss of a $31,875 deposit for the purchase of property.

Net Income (Loss)

We recorded a net loss of $322,447 for the three months ended December 31, 2014, as compared to a net loss of $348,282 for the three months ended December 31, 2013.

Liquidity and Capital Resources

At December 31, 2014, we had an accumulated deficit of $7,171,224 and a working capital deficit of $1,560,748. For the three months ended December 31, 2014, net cash used in operating activities was $39,715 and we used $4,585 in financing activities.

On March 11, 2014, the Company issued a Convertible Promissory Note to Asher Enterprises, Inc. in the amount of $42,500. The note bears interest at a rate of 8% per annum, is unsecured and matures on December 17, 2014. The Note is convertible into common stock in whole or in part 180 days after funding at a variable conversion price equal to a 42% discount to the average of the lowest three trading prices in the 10-day trading price prior to the conversion date On November 11, 2014, $5,915 of principle was converted into 4,550,000 shares of common stock. As of December 31, 2014, there is $36,585 of principal and $2,972 of accrued interest on this note. This note is currently past due.

On April 28, 2014, the Company issued a Convertible Promissory Note to KBM Worldwide, Inc. in the amount of $37,500. The note bears interest at a rate of 8% per annum, is unsecured and matures on January 30, 2015. The Note is convertible into common stock in whole or in part 180 days after funding at a variable conversion price equal to a 42% discount to the average of the lowest three trading prices in the 10-day trading price prior to the conversion date. As of December 31, 2014, there is $1,890 of accrued interest on this note.

On June 25, 2014, the Company issued a Convertible Promissory Note to LG Capital Funding, LLC, in the amount of $47,500. The note bears interest at a rate of 8% per annum, is unsecured and matures on June 25, 2015. The Note is convertible into common stock in whole or in part 180 days after funding at a variable conversion price equal to a 42% discount of the lowest trading price in the 20-day trading price prior to the conversion date. As of December 31, 2014, there is $1,988 of accrued interest on this note.

On July 17, 2014, the Company issued a Convertible Promissory Note to KBM Worldwide, Inc. in the amount of $37,500. The note bears interest at a rate of 8% per annum, is unsecured and matures on April 21, 2015. The Note is convertible into common stock in whole or in part 180 days after funding at a variable conversion price equal to a 42% discount to the average of the lowest three trading prices in the 10-day trading price prior to the conversion date. As of December 31, 2014, there is $1,373 of accrued interest on this note.

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

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2014. In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment.

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

As a result of management’s assessment we have concluded that our controls and procedures are not effective as of December 31, 2014. We have identified the following material weaknesses in internal control over financial reporting:

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

None

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

We are highly dependent on our Interim CEO and COO Jeff Ritchie. The loss of either, whose knowledge, leadership, and technical expertise upon which we rely, would harm our ability to execute our business plan

We are largely dependent on our CEO and COO, for their knowledge and experience. Our ability to successfully market and distribute our products may be at risk from an unanticipated accident, injury, illness, incapacitation, or death of either. Upon such occurrence, unforeseen expenses, delays, losses and/or difficulties may be encountered.  Our success may also depend on our ability to attract and retain other qualified management and sales and marketing personnel.

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

Item 2. Unregistered Sales and Issuances of Equity Securities and Use of Proceeds

On October 29, 2014, the Company issued 4,550,000 shares of common stock to Asher Enterprises, Inc. in conversion of $5,915 of principle due to them.

On November 11, 2014, the Company issued 4,550,000 shares of common stock to Asher Enterprises, Inc. for conversion of

$5,915 of principle due to them.

On November 12, 2014, the Company issued 7,000,000 shares of common stock to Kenneth Eade in conversion of $35,000 of accounts payable for services rendered in a prior period.

On November 25, 2014, the Company sold 3,000,000 shares of common stock to Jerry Shipman for total proceeds of $3,000. The proceeds were used to pay for professional fees related to the Company’s year-end audit.

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

INDEPENDENT FILM DEVELOPMENT CORPORATION

Date: February 23, 2015	By: Jeff Ritchie /s/ Jeff Ritchie Jeff Ritchie Interim Chief Executive Officer
Date: February 23, 2015	By: Rachel Boulds /s/Rachel Boulds Rachel Boulds Chief Financial Officer and Director

