Form 10-Q
period 2015-03-31
Independent Film Development CORP
filed 2015-05-20
CIK 1425883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

_X_	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

____	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                          to

INDEPENDENT FILM DEVELOPMENT CORPORATION

(Name of small business issuer specified in its charter)

Nevada	56-2676759
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2732 Morse Avenue, Suite #413 Irvine, CA	92614
(Address of principal executive offices)	(Zip Code)
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

As of May 15, 2015, the issuer had 1,746,452,866 shares of common stock outstanding.

Transitional Small Business Disclosure Format:    Yes    ☐      No   ☒

2

Independent Film Development Corporation

FORM 10-Q

For the Quarterly Period Ended March 31, 2015

3

PART I – FINANCIAL INFORMATION

TABLE OF CONTENTS

Balance Sheets as of March 31, 2015 and September 30, 2014 (unaudited)	5
Statements of Operations for the three and six months ended March 31, 2015 and 2014 (unaudited)	6
Statements of Cash Flows for the six months ended March 31, 2015 and 2014 (unaudited)	7
Notes to the Financial Statements (unaudited)	8

Independent Film Development Corporation
Balance Sheets
	March 31, 2015	September 30, 2014
ASSETS	(unaudited)

Cash	$9,759	$13,855
Restricted cash	-	68,125
Other current assets	-	33,375
Total Assets	$9,759	$115,355

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and other accruals	$121,756	$158,299
Accrued officer compensation	722,350	634,700
Accrued interest and penalties	337,628	326,035
Advances from officers	-	8,687
Notes payable	44,937	18,550
Derivative liability	182,374	183,648
Convertible debentures (net of discount of $13,498 and $92,354, respectively)	71,502	86,146
Convertible debentures in default	160,135	86,050
Total Liabilities	1,640,682	1,502,115

Stockholders' Equity (Deficit):
Preferred Stock, $.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Series A Preferred Stock, $.0001 par value, 5,000,010 shares authorized, 5,000,000 and 0 issued and outstanding, respectively	500	-
Common stock, $.00001 par value, 2,000,000,000 shares authorized, 1,680,892,866 and 94,292,866 issued and outstanding, respectively	16,809	943
Additional paid in capital	8,690,600	5,423,074
Common stock payable	38,000	38,000
Accumulated deficit	(10,376,832)	(6,848,777)
Total Stockholders' Equity (Deficit)	(1,630,923)	(1,386,760)
Total Liabilities and Stockholders' Equity (Deficit)	$9,759	$115,355

The accompanying notes are an integral part of these financial statements.
5

Independent Film Development Corporation Statements of Operations (unaudited)
	For the Six Months Ended		For the Three Months Ended
	March 31,		March 31,
	2015	2014	2015	2014

Revenue	$-	$-	$-	$-

Operating Expenses:
Officer compensation	231,001	197,350	59,226	142,075
Professional fees	23,836	23,803	18,561	17,378
General and administrative	14,820	188,906	5,054	20,915
Total operating expenses	269,657	410,059	82,841	180,368
Loss from operations	(269,657)	(410,059)	(82,841)	(180,368)

Other income and (expense):
Gain (loss) on derivative liability	(22,788)	179,931	21,841	163,525
Gain on extinguishment of debt	-	1,360,227	-	1,360,227
Loss on settlement of debt	(3,107,500)	-	(3,107,500)	-
Penalty expense	(31,875)	(118,000)	-	(25,000)
Amortization of debt discount	(78,856)	-	(27,640)	-
Interest expense	(17,379)	(54,733)	(9,468)	(12,736)
Total other income (expense)	(3,258,398)	1,367,425	(3,122,767)	1,486,016

Net income (loss)	$(3,528,055)	$957,366	$(3,205,608)	$1,305,648

Income (loss) per share:
Diluted	$-	$0.01	$-	$0.01
Basic	$(0.01)	$0.01	$(0.01)	$0.02

Weighted average shares:
Outstanding diluted	-	81,878,529	-	98,576,432
Outstanding basic	358,192,042	74,924,796	617,231,755	80,587,281

The accompanying notes are an integral part of these financial statements.

Independent Film Development Corporation
Statements of Cash Flows (unaudited)
	For the Six Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(3,528,055)	$957,366
Adjustments to reconcile net (loss) to total cash used in operations:
Preferred stock for compensation	79,000	49,300
Common stock for compensation	2,000	-
Common stock for other services	-	132,500
(Gain) loss on derivative liability	22,788	(179,931)
(Gain) loss on extinguishment of debt	3,107,500	(1,360,227)
Debt discount amortization	78,856	7,984
Change in assets and liabilities:
Decrease in other assets	33,375	-
Increase (decrease) in accounts payable & accruals	(1,543)	39,945
Increase (decrease) in accounts payable, related party
Increase in accrued expenses	-	164,665
Increase in accrued interest and penalties	15,593	-
Accrued interest, related party		(770)
Increase in accrued compensation	102,650	105,823
Net cash used in operating activities	(87,836)	(83,345)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Cash payments, related party	-	(4,210)
Cash received from convertible notes	20,200	80,000
Payment on convertible notes	(7,585)	-
Payments to officers	-	(6,730)
Proceeds from the sale of common stock	3,000	24,000
Net cash provided by financing activities	15,615	93,060
Net increase (decrease) in cash	(72,221)	9,715
Cash at beginning of period	81,980	2,713
Cash at end of period	$9,759	$12,428

Cash paid for:
Interest	$-	$770
Taxes	$-	$-

7

Supplemental disclosure of non-cash activities
Common stock issued for accounts payable and accrued interest	$39,000	$-
Debt discount on convertible notes payable	$-	$63,826
Common stock issued for stock payable	$-	$646,010
Common stock issued for conversion of debt	$14,330	$-
Common stock issued for conversion of debt to related parties	$-	$70,000
Settlement of derivative liability	$24,062	$450,282

The accompanying notes are an integral part of these financial statements.

Independent Film Development Corporation

Notes to Financial Statements

March 31, 2015

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

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended September 30, 2014 included on the Company’s Form 10-K. The results of the six months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year ending September 30, 2015.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents as of March 31, 2015 and September 30, 2014.

Restricted Cash

The Company presents cash balances that are for a specific purpose and therefore not available for immediate and general use by the Company, separately on the balance sheet as restricted cash. As of September 30, 2014, the Company had set aside $68,125 to be used in its IFLM Realty Prime Opportunity Fund. Subsequent to September 30, 2014, the funds have been used for other business purposes.

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

The following table presents assets and liabilities that are measured and recognized at fair value as of March 31, 2015 and September 30, 2014 on a recurring basis:

March 31, 2015

Description	Level 1	Level 2	Level 3	Total Gains and (Losses)
Derivative	-	-	(182,374)	(22,788)
Total	$-	$-	$(182,374)	$(22,788)

September 30, 2014

Description	Level 1	Level 2	Level 3	Total Gains and (Losses)
Derivative	-	-	(183,648)	96,085
Total	$-	$-	$(183,648)	$96,085

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

In June 2006, the FASB interpreted its standard for accounting for uncertainty in income taxes, an interpretation of accounting for income taxes.  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance the minimum recognition threshold and measurement attributable to a tax position taken on a tax return is required to be met before being recognized in the financial statements. The FASB’s interpretation had no material impact on the Company’s financial statements for the quarter ended March 31, 2015.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. The Company has no outstanding options or warrants. Potentially dilutive shares were excluded from the computation as of March 31, 2015 as they would have been anti-dilutive.

Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted.

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-10, “Development Stage Entities”. The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments in this update are applied retrospectively. The early adoption of ASU 2014-10 is permitted which removed the development stage entity financial reporting requirements from the Company.

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued, that might have a material impact on its financial position or results of operations.

NOTE 3: CONVERTIBLE DEBENTURES

On April 9, 2012, the Company entered into a $100,000 convertible debenture with Neil Linder. The debenture accrued interest of 12% and matured on April 9, 2013. Mr. Linder has the right to convert all or a portion of the principal into shares of common stock at a conversion price equal to the lesser of fifty percent (50%) of the average of the closing bid price of common stock during the five trading days immediately preceding the conversion date, or fifty percent (50%) of the closing bid price of the Common Stock on the date of issuance as quoted by Bloomberg, LP. Pursuant to the terms of this debenture, the holder shall not be entitled to convert a number of shares that would exceed 4.99% of the outstanding shares of the Company’s common stock. Based on the initial valuation the Company has recorded a debt discount of $49,532, $15,994 of which was amortized in the fiscal year ended September 30, 2012 with the remaining $33,538 amortized the fiscal year ended September 30, 2013. During the fiscal year ending September 30, 2013, $13,950 of the $100,000 debenture was converted into 2,052,795 shares of common stock. This conversion was converted within the terms of the agreement. On March 30, 2015, $4,000 of accrued interest was converted into 4,000,000 shares of common stock. As of March 31, 2015 $86,050 of the principal face value of the Debenture remains outstanding. In addition, as a consequence of the triggering of the default provision of the debenture the interest on the debenture has been instated at a rate of 18% effective as of the date of issuance, a $1,000 per business day penalty was being imposed for failure to execute a conversion in a timely manner, and an additional accrual of $112,509 was accounted for as a result of a provision requiring additional funds due in the event that a “default payment” is made by the Company.

NOTE 4: CONVERTIBLE NOTES PAYABLE

On January 29, 2014, the Company issued a Convertible Promissory Note to Asher Enterprises, Inc. in the amount of $37,500. The note bears interest at a rate of 8% per annum, is unsecured and matured on October 31, 2014. The Note is convertible into common stock in whole or in part 180 days after funding at a variable conversion price equal to a 42% discount to the average of the lowest three trading prices in the 10-day trading price prior to the conversion date. As a result of the conversion feature the Company has recorded a debt discount of $21,326, all of which has been amortized to interest expense. The discount was determined by calculating the intrinsic value of the loan based on the stock price on the date of the loan of $0.0065 and the conversion price of $0.0039. The intrinsic value was $21,326. As of September 30, 2014, $24,000 of principal was converted into 5,804,196 shares of common stock. On October 29, 2014, $5,915 of principal was converted into 4,550,000 shares of common stock and the remaining $9,374 of principal and interest was repaid. Due to the conversion within the terms of the agreement, no gain or loss was recognized.

On March 11, 2014, the Company issued a Convertible Promissory Note to Asher Enterprises, Inc. in the amount of $42,500. The note originally bears interest at a rate of 8% per annum but was increased to 22% on the maturity date. It is unsecured and matured on December 17, 2014. The Note is convertible into common stock in whole or in part 180 days after funding at a variable conversion price equal to a 42% discount to the average of the lowest three trading prices in the 10-day trading price prior to the conversion date. As a result of the conversion feature the Company has recorded a debt discount of $42,500, all of which has been amortized to interest expense. The discount was determined by calculating the intrinsic value of the loan based on the stock price on the date of the loan of $0.0123 and the conversion price of $0.0030. The intrinsic value was $130,826; however the discount is limited to the amount of the loan. On November 11, 2014, $5,915 of principal was converted into 4,550,000 shares of common stock. On March 31, 2015, the fair value of the derivative was calculated using a multi-nominal lattice model. As of March 31, 2015, there is $36,585 of principal and $4,957 of accrued interest on this note. This note is currently past due.

On April 28, 2014, the Company issued a Convertible Promissory Note to KBM Worldwide, Inc. in the amount of $37,500. The note bears interest at a rate of 8% per annum but was increased to 22% on the maturity date, is unsecured and matured on January 30, 2015. The Note is convertible into common stock in whole or in part 180 days after funding at a variable conversion price equal to a 42% discount to the average of the lowest three trading prices in the 10-day trading price prior to the conversion date. As a result of the conversion feature the Company has recorded a debt discount of $37,500, all of which has been amortized to interest expense. The discount was determined by calculating the intrinsic value of the loan based on the stock price on the date of the loan of $0.015 and the conversion price of $0.00406. The intrinsic value was $101,047; however the discount is limited to the amount of the loan. On March 31, 2015, the fair value of the derivative was calculated using a multi-nominal lattice model. As of March 31, 2015, there is $3,493 of accrued interest on this note. This note is currently past due.

On June 25, 2014, the Company issued a Convertible Promissory Note to LG Capital Funding, LLC, in the amount of $47,500. The note bears interest at a rate of 8% per annum, is unsecured and matures on June 25, 2015. The Note is convertible into common stock in whole or in part 180 days after funding at a variable conversion price equal to a 42% discount of the lowest trading price in the 20-day trading price prior to the conversion date. As a result of the conversion feature the Company has recorded a debt discount of $47,500, $36,699 of which has been amortized to interest expense. The discount was determined by calculating the intrinsic value of the loan based on the stock price on the date of the loan of $0.011 and the conversion price of $0.0035. The intrinsic value was $102,644; however the discount is limited to the amount of the loan. On March 31, 2015, the fair value of the derivative was calculated using a multi-nominal lattice model. As of March 31, 2015, there is $2,925 of accrued interest on this note.

On July 17, 2014, the Company issued a Convertible Promissory Note to KBM Worldwide, Inc. in the amount of $37,500. The note bears interest at a rate of 8% per annum, is unsecured and matures on April 21, 2015. The Note is convertible into common stock in whole or in part 180 days after funding at a variable conversion price equal to a 42% discount to the average of the lowest three trading prices in the 10-day trading price prior to the conversion date. As a result of the conversion feature the Company has recorded a debt discount of $37,500, $22,662 of which has been amortized to interest expense. The discount was determined by calculating the intrinsic value of the loan based on the stock price on the date of the loan of $0.0114 and the conversion price of $0.00518. The intrinsic value was $45,008; however the discount is limited to the amount of the loan. On March 31, 2015, the fair value of the derivative was calculated using a multi-nominal lattice model. As of March 31, 2015, there is $2,112 of accrued interest on this note.

A summary of the activity of the derivative liability is shown below:

Balance at September 30, 2014	$183,648
Decrease in derivative due to extinguishment of debt	(7,560)
Decrease in derivative due to conversion of debt	(16,502)
Increase to derivative due to new issuances	135,533
Derivative gain due to mark to market adjustment	(112,745)
Balance at March 31, 2015	$182,374

NOTE 5: COMMON STOCK TRANSACTIONS

On October 29, 2014, the Company issued 4,550,000 shares of common stock to Asher Enterprises, Inc. in conversion of $5,915 of principal due to them. Due to the conversion within the terms of the agreement, no gain or loss was recognized.

On November 11, 2014, the Company issued 4,550,000 shares of common stock to Asher Enterprises, Inc. for conversion of $5,915 of principal due to them. Due to the conversion within the terms of the agreement, no gain or loss was recognized.

On November 12, 2014, the Company issued 7,000,000 shares of common stock to a service provider in conversion of $35,000 of accounts payable for services rendered in a prior period. The shares were valued based on the closing price of the common stock on the date of grant.

On November 25, 2014, the Company sold 3,000,000 shares of common stock for total proceeds of $3,000.

Effective February 11, 2015, the Company restated its Articles of Incorporation in which it changed the par value of the Company’s common stock from $0.0001 to $0.00001 and increased the authorized shares of common stock to 2,000,000,000. The value of the common stock and additional paid in capital accounts have been retroactively adjusted for the change in par value.

On March 2, 2015, the Company issued 1,000,000 shares of common stock to Rachel Boulds, CFO for services. The shares were valued based on the closing price of the common stock on the date of grant for a total non-cash expense of $2,000.

On March 2, 2015, the Company issued 1,500,000,000 shares of common stock to Jeff Ritchie, Interim CEO for conversion of $15,000 of accrued salary. The shares were valued based on the closing price of the common stock on the date of grant which resulted in a loss on conversion of $2,985,000.

On March 2, 2015, the Company issued 62,500,000 shares of common stock to DTS Partners, LLC, for conversion of $2,500 of principal due to them. The shares were valued based on the closing price of the common stock on the date of grant which resulted in a loss on conversion of $122,500.

On March 30, 2015, the Company issued 4,000,000 shares of common stock to Neil Linder, for conversion of $4,000 of accrued interest due to him. Due to the conversion within the terms of the agreement, no gain or loss was recognized.

NOTE 6: PREFERRED STOCK

The Company is authorized to issue 15,000,010 preferred shares with a par value of $0.0001 per share.

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

On December 1, 2014, the Company issued 5,000,000 shares of Series A Preferred stock to Jeff Ritchie, COO for services rendered.

NOTE 7: GOING CONCERN

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has generated minimal revenue and has an accumulated deficit of $10,376,832 and has funded its operations primarily through the issuance short term debt and equity. This matter raises substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 8: SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events in accordance with ASC Topic 855. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements other then the following.

On April 17, 2015, the Company issued 3,060,000 shares of common stock to LG Capital Funding LLC, Inc. in conversion of $1,597 of principal and interest due to them.

On May 13, 2015, the Company issued 62,500,000 shares of common stock to DTS Partners, LLC, for conversion of $2,500 of principal due to them.

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

Forward Looking Statements

Certain matters discussed herein are forward-looking statements. Such forward-looking statements contained in this Form 10-K involve risks and uncertainties, including statements as to:

        ·  our future operating results;

        ·  our business prospects;

        ·  our contractual arrangements and relationships with third parties;

        ·  the dependence of our future success on the general economy;

        ·  our possible future financings; and

        ·  the adequacy of our cash resources and working capital.

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe,” “anticipate,” “expect,” “estimate” or words of similar meaning. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this Form 10-Q, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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

Employees

As of March 31, 2015, we employed a total of three management level personnel.  We may require additional employees in the future. There is intense competition for capable, experienced personnel and there is no assurance the Company will be able to obtain new qualified employees when required.

The Company believes its relations with its employees are good.

Results of Operations – Three Months Ended March 31, 2015 as Compared to the Three Months Ended March 31, 2014

Operating Expenses

Professional fees for the three months ended March 31, 2015 were $18,561, as compared to $17,378 for the three months ended March 31, 2014, an increase of $1,183 or 6.8%.  Professional fees mainly consist of legal, auditor and other fees associated with the Company’s quarterly filings and year end audit.

Officer compensation expense for the three months ended March 31, 2015 decreased $82,849 or 58.3% to $59,226, as compared to $142,075 for the three months ended March 31, 2014.  The expense consists of cash payments, accrued salary and stock. In the prior period we had additional compensation expense for an officer that is no longer with the Company as well as non-cash expense of $49,300 for the issuance of common stock for services.

General and administrative expense decreased $15,861 or 75.8% to $5,054 for the three months ended March 31, 2015 from $20,915 for the three months ended March 31, 2014. The decrease in the current period can be attributed to a decrease in rent and other office expense.

Other Expenses

Total other expense increased from a gain of $1,486,019 for the three months ended March 31, 2014 to a loss of $3,122,767 for the three months ended March 31, 2015. In the prior year we recognized a $1,360,227 gain on the extinguishment of debt, while in the current period we recognized a $3,107,500 loss on the settlement of debt.

Net Income (Loss)

We recorded a net loss of $3,205,608 for the three months ended March 31, 2015, as compared to a net gain of $1,305,648 for the three months ended March 31, 2014.  As discussed above the large swing from a net gain to a net loss is attributed to the extinguishment of debt.

Results of Operations – Six Months Ended March 31, 2015 as Compared to the Six Months Ended March 31, 2014

Operating Expenses

Professional fees for the six months ended March 31, 2015 were $23,836, as compared to $23,803 for the six months ended March 31, 2014, an increase of $33.  Professional fees mainly consist of legal, auditor and other fees associated with the Company’s quarterly filings and year end audit.

Officer compensation expense for the six months ended March 31, 2015 decreased $33,651 or 17% to $231,001, as compared to $197,350 for the six months ended March 31, 2014.  The expense consists of cash payments, accrued salary and stock. In the prior period we had additional compensation expense for an officer that is no longer with the Company as well as non-cash expense of $49,300 for the issuance of common stock for services.

General and administrative expense decreased $174,086 or 92% to $14,820 for the six months ended March 31, 2015 from $188,906 for the six months ended March 31, 2014. In the prior year we issued $165,500 of common stock for services.

Other Expenses

Total other expense increased from a gain of $957,366 for the six months ended March 31, 2015 to a loss of $3,258,398 for the six months ended March 31, 2015. In the prior year we recognized a $1,360,227 gain on the extinguishment of debt, while in the current period we recognized a $3,107,500 loss on the settlement of debt.

Net Income (Loss)

We recorded a net loss of $3,528,055 for the six months ended March 31, 2015, as compared to a net gain of $957,366 for the six months ended March 31, 2014.  As discussed above the large swing from a net gain to a net loss is attributed to the extinguishment of debt.

Liquidity and Capital Resources

At March 31, 2015, we had an accumulated deficit of $10,376,832 and a working capital deficit of $1,630,923. For the six months ended March 31, 2015, net cash used in operating activities was $87,836.

On March 11, 2014, the Company issued a Convertible Promissory Note to Asher Enterprises, Inc. in the amount of $42,500. The note bears interest at a rate of 8% per annum, is unsecured and matured on December 17, 2014. The Note is convertible into common stock in whole or in part 180 days after funding at a variable conversion price equal to a 42% discount to the average of the lowest three trading prices in the 10-day trading price prior to the conversion date On November 11, 2014, $5,915 of principal was converted into 4,550,000 shares of common stock. As of March 31, 2015, there is $36,585 of principal and $4,957 of accrued interest on this note. This note is currently past due.

On April 28, 2014, the Company issued a Convertible Promissory Note to KBM Worldwide, Inc. in the amount of $37,500. The note bears interest at a rate of 8% per annum, is unsecured and matured on January 30, 2015. The Note is convertible into common stock in whole or in part 180 days after funding at a variable conversion price equal to a 42% discount to the average of the lowest three trading prices in the 10-day trading price prior to the conversion date. As of March 31, 2015, there is $3,493 of accrued interest on this note. This note is currently past due.

On June 25, 2014, the Company issued a Convertible Promissory Note to LG Capital Funding, LLC, in the amount of $47,500. The note bears interest at a rate of 8% per annum, is unsecured and matures on June 25, 2015. The Note is convertible into common stock in whole or in part 180 days after funding at a variable conversion price equal to a 42% discount of the lowest trading price in the 20-day trading price prior to the conversion date. As of March 31, 2015, there is $2,925 of accrued interest on this note.

On July 17, 2014, the Company issued a Convertible Promissory Note to KBM Worldwide, Inc. in the amount of $37,500. The note bears interest at a rate of 8% per annum, is unsecured and matures on April 21, 2015. The Note is convertible into common stock in whole or in part 180 days after funding at a variable conversion price equal to a 42% discount to the average of the lowest three trading prices in the 10-day trading price prior to the conversion date. As of March 31, 2015, there is $2,112 of accrued interest on this note.

Critical Accounting Estimates and Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Note 1 to the Financial Statements describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, contingencies and taxes.  Actual results could differ materially from those estimates. The following critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Financial Statements.

We are subject to various loss contingencies arising in the ordinary course of business.  We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss contingencies.  An estimated loss contingency is accrued when management concludes that it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated.  We regularly evaluate current information available to us to determine whether such accruals should be adjusted.

We recognize deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities.  The deferred tax assets and liabilities represent the expected future tax return consequences of those differences, which are expected to be either deductible or taxable when the assets and liabilities are recovered or settled.  Future tax benefits have been fully offset by a 100% valuation allowance as management is unable to determine that it is more likely than not that this deferred tax asset will be realized.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 4: Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were effective for the quarterly period ended March 31, 2015.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.

Changes in Internal Controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the six-month period ended March 31, 2015.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There are not presently any material pending legal proceedings to which the Company is a party or as to which any of our property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

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

Item 2. Unregistered Sales and Issuances of Equity Securities and Use of Proceeds

On October 29, 2014, the Company issued 4,550,000 shares of common stock to Asher Enterprises, Inc. in conversion of $5,915 of principal due to them.

On November 11, 2014, the Company issued 4,550,000 shares of common stock to Asher Enterprises, Inc. for conversion of $5,915 of principal due to them.

On November 12, 2014, the Company issued 7,000,000 shares of common stock to Kenneth Eade in conversion of $35,000 of accounts payable for services rendered in a prior period.

On November 25, 2014, the Company sold 3,000,000 shares of common stock to Jerry Shipman for total proceeds of $3,000. The proceeds were used to pay for professional fees related to the Company’s year-end audit.

On March 2, 2015, the Company issued 1,000,000 shares of common stock to Rachel Boulds, CFO for services. The shares were valued based on the closing price of the common stock on the date of grant for a total non-cash expense of $2,000.

On March 2, 2015, the Company issued 1,500,000,000 shares of common stock to Jeff Ritchie, Interim CEO for conversion of $15,000 of accrued salary. The shares were valued based on the closing price of the common stock on the date of grant which resulted in a loss on conversion of $2,985,000.

On March 2, 2015, the Company issued 62,500,000 shares of common stock to DTS Partners, LLC, for conversion of $2,500 of principal due to them. The shares were valued based on the closing price of the common stock on the date of grant which resulted in a loss on conversion of $122,500.

On March 30, 2015, the Company issued 4,000,000 shares of common stock to Neil Linder, for conversion of $4,000 of accrued interest due to him. Due to the conversion within the terms of the agreement, no gain or loss was recognized.

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

Date: May 20, 2015	INDEPENDENT FILM DEVELOPMENT CORPORATION BY: Jeff Ritchie /s/ Jeff Ritchie Interim Chief Executive Officer By: Rachel Boulds /s/Rachel Boulds Chief Financial Officer

