Form 10-Q
period 2015-06-30
Independent Film Development CORP
filed 2015-08-19
CIK 1425883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

_X_	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

____	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                          to

INDEPENDENT FILM DEVELOPMENT CORPORATION

(Name of small business issuer specified in its charter)

Nevada	56-2676759
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2372 Morse Ave., Suite 413 Irvine, CA 92614	92614
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (310) 295-1711 (Former address of principle offices)

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

As of August 14, 2015, the issuer had 1,000,788,523 shares of common stock outstanding.

Transitional Small Business Disclosure Format:    Yes    ☐      No   ☒

Independent Film Development Corporation

FORM 10-Q

For the Quarterly Period Ended June 30, 2015

3

PART I – FINANCIAL INFORMATION

TABLE OF CONTENTS

Condensed Balance Sheets as of June 30, 2015 and September 30, 2014 (unaudited)	5
Condensed Statements of Operations for the three and nine months ended June 30, 2015 and 2014 (unaudited)	6
Condensed Statements of Cash Flows for the nine months ended June 30, 2015 and 2014 (unaudited)	7
Condensed Notes to the Financial Statements (unaudited)	8

Independent Film Development Corporation
Condensed Balance Sheets
	June 30, 2015	September 30, 2014
ASSETS	(unaudited)
Cash	$34	$13,855
Restricted cash	—	68,125
Other current assets	2,500	33,375
Total Assets	$2,534	$115,355

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and other accruals	$82,818	$158,299
Accrued officer compensation	665,726	634,700
Accrued interest and penalties	348,123	326,035
Advances from officers	—	8,687
Notes payable	23,237	18,550
Derivative liability	137,351	183,648
Convertible notes (net of discount of $0 and $92,354, respectively)	157,185	86,146
Convertible debentures in default	86,050	86,050
Total Liabilities	1,500,490	1,502,115

Stockholders' Equity (Deficit):
Preferred Stock, $.0001 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Series A Preferred Stock, $.0001 par value, 5,000,000 shares authorized, 5,000,000 and 0 issued and outstanding, respectively	500	—
Series AA Preferred Stock, $.0001 par value, 10 shares authorized 10 and 0 issued and outstanding, respectively	—	—
Series B Preferred Stock, $.0001 par value, 10,000,000 shares authorized, 57,298 and 0 issued and outstanding, respectively	6	—
Common stock, $.00001 par value, 2,000,000,000 shares authorized, 788,523 and 37,717 issued and outstanding, respectively	8	—
Additional paid in capital	8,860,647	5,424,017
Common stock payable	38,000	38,000
Accumulated deficit	(10,397,117)	(6,848,777)
Total Stockholders' Equity (Deficit)	(1,497,956)	(1,386,760)
Total Liabilities and Stockholders' Equity (Deficit)	$2,534	$115,355

The accompanying notes are an integral part of these condensed financial statements.

Independent Film Development Corporation Condensed Statements of Operations (unaudited)
	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenue	$—	$—	$—	$—

Operating Expenses:
Officer compensation	142,000	92,775	373,001	290,125
Professional fees	6,445	18,359	30,281	42,162
General and administrative	13,067	19,718	27,887	208,624
Total operating expenses	161,512	130,852	431,169	540,911
Loss from operations	(161,512)	(130,852)	(431,169)	(540,911)

Other income and (expense):
Gain (loss) on derivative liability	10,285	1,591	(12,503)	181,522
Gain on extinguishment of debt	45,000	—	45,000	1,360,227
Gain (loss) on settlement of debt	134,250	—	(2,973,250)
Penalty expense	—	—	(31,875)	(118,000)
Amortization of debt discount	(37,123)	—	(115,979)	—
Interest expense	(11,185)	(37,335)	(28,564)	(92,068)
Total other income (expense)	141,227	(35,744)	(3,117,171)	1,331,681

Gain (loss) before provision for income taxes	141,227	(35,744)	(3,117,171)	1,331,681
Provision for income taxes	—	—	—	—
Net income (loss)	$(20,285)	$(166,596)	$(3,548,340)	$790,770

Income (loss) per share:
Diluted	$—	$—	$—	$22.57
Basic	$(0.03)	$(4.71)	$(11.76)	$24.89

Weighted average shares:
Outstanding diluted	—	—	—	35,042
Outstanding basic	711,906	35,385	301,664	31,775

 The accompanying notes are an integral part of these condensed financial statements.

Independent Film Development Corporation
Condensed Statements of Cash Flows (unaudited)
	For the Nine Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(3,548,340)	$790,770
Adjustments to reconcile net (loss) to total cash used in operations:
Preferred stock for compensation	167,676	49,300
Common stock for compensation	2,000	132,770
Common stock for other services	—	—
(Gain) loss on derivative liability	12,503	(181,522)
(Gain) loss on extinguishment of debt	2,973,250	(1,360,227)
(Gain) from settlement of accounts payable	(45,000)	—
Debt discount amortization	115,979	38,379
Change in assets and liabilities:		—
Decrease in other assets	33,375	(13,242)
Increase (decrease) in accounts payable & accruals	4,519	51,189
Increase in accrued interest and penalties	26,776	171,604
Accrued interest, related party		(854)
Increase in accrued compensation	147,276	161,098
Net cash used in operating activities	(109,986)	(160,735)

Cash flows from investing activities
Cash paid for investment	(2,500)	—
Net cash used in investing activities	(2,500)	—

Cash flows from financing activities:
Cash payments, related party	—	(4,210)
Cash received from notes payable	35,125	165,000
Contributed capital	—	70,000
Payment on convertible notes	(7,585)	—
Payments to officers	—	(6,730)
Proceeds from the sale of common stock	3,000	24,000
Net cash provided by financing activities	30,540	248,060
Net increase (decrease) in cash	(81,946)	87,325
Cash at beginning of period	81,980	2,713
Cash at end of period	$34	$90,038

Cash paid for:
Interest	$—	$770
Taxes	$—	$—
Supplemental disclosure of non-cash activities
Common stock issued for accounts payable and accrued interest	$39,688	$—
Debt discount on convertible notes payable	$23,625	$148,826
Common stock issued for stock payable	$—	$646,010
Common stock issued for conversion of debt	$52,855	$—
Common stock issued for conversion of debt to related parties	$—	$70,000
Preferred stock issued for accrued salary	$101,250	$—
Settlement of derivative liability	$58,800	$450,282

The accompanying notes are an integral part of these condensed financial statements.

Independent Film Development Corporation

Notes to Condensed Financial Statements

June 30, 2015

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

On February 6, 2014, the Company created two new subsidiaries, the IFLM LA Realty Fund, LLC and the Hilltop Manor Fund, LLC. Subsequently neither LLC was utilized and has since been discontinued.

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended September 30, 2014 included on the Company’s Form 10-K. The results of the nine months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year ending September 30, 2015.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents as of June 30, 2015 and September 30, 2014.

Restricted Cash

The Company presents cash balances that are for a specific purpose and therefore not available for immediate and general use by the Company, separately on the balance sheet as restricted cash. As of June 30, 2015 and September 30, 2014, the Company had set aside $0 and $68,125, respectively to be used in its IFLM Realty Prime Opportunity Fund.

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

• Level 2:  Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

• Level 3:  Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The following table presents assets and liabilities that are measured and recognized at fair value as of June 30, 2015 and September 30, 2014 on a recurring basis:

June 30, 2015

Description	Level 1	Level 2	Level 3	Total Fair Value
Derivative	—	—	(137,351)	(137,351)
Total	$—	$—	$(137,351)	$(137,351)

September 30, 2014

Description	Level 1	Level 2	Level 3	Total Fair Value
Derivative	—	—	(183,648)	(183,648)
Total	$—	$—	$(183,648)	$(183,648)

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

In June 2006, the FASB interpreted its standard for accounting for uncertainty in income taxes, an interpretation of accounting for income taxes.  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance the minimum recognition threshold and measurement attributable to a tax position taken on a tax return is required to be met before being recognized in the financial statements. The FASB’s interpretation had no material impact on the Company’s financial statements for the quarter ended June 30, 2015.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. The Company has no outstanding options or warrants. Potentially dilutive shares were excluded from the computation as of June 30, 2015 as they would have been anti-dilutive.

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

NOTE 3: GOING CONCERN

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has generated minimal revenue and has an accumulated deficit of $10,397,117 and has funded its operations primarily through the issuance short term debt and equity. This matter raises substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 4: CONVERTIBLE DEBENTURES

On April 9, 2012, the Company entered into a $100,000 convertible debenture with Neil Linder. The debenture accrued interest of 12% and matured on April 9, 2013. Mr. Linder has the right to convert all or a portion of the principal into shares of common stock at a conversion price equal to the lesser of fifty percent (50%) of the average of the closing bid price of common stock during the five trading days immediately preceding the conversion date, or fifty percent (50%) of the closing bid price of the Common Stock on the date of issuance as quoted by Bloomberg, LP. Pursuant to the terms of this debenture, the holder shall not be entitled to convert a number of shares that would exceed 4.99% of the outstanding shares of the Company’s common stock. Based on the initial valuation the Company has recorded a debt discount of $49,532, $15,994 of which was amortized in the fiscal year ended September 30, 2012 with the remaining $33,538 amortized the fiscal year ended September 30, 2013. During the fiscal year ending September 30, 2013, $13,950 of the $100,000 debenture was converted into 821 shares of common stock. This conversion was converted within the terms of the agreement. On March 30, 2015, $4,000 of accrued interest was converted into 1,600 shares of common stock. As of June 30, 2015 $86,050 of the principal face value of the Debenture remains outstanding. In addition, as a consequence of the triggering of the default provision of the debenture the interest on the debenture has been instated at a rate of 18% effective as of the date of issuance, a $1,000 per business day penalty was being imposed for failure to execute a conversion in a timely manner, and an additional accrual of $112,509 was accounted for as a result of a provision requiring additional funds due in the event that a “default payment” is made by the Company.

NOTE 5: CONVERTIBLE NOTES PAYABLE

On January 29, 2014, the Company issued a Convertible Promissory Note to Asher Enterprises, Inc. in the amount of $37,500. The note bears interest at a rate of 8% per annum, is unsecured and matured on October 31, 2014. The Note is convertible into common stock in whole or in part 180 days after funding at a variable conversion price equal to a 42% discount to the average of the lowest three trading prices in the 10-day trading price prior to the conversion date. As a result of the conversion feature the Company has recorded a debt discount of $21,326, all of which has been amortized to interest expense. The discount was determined by calculating the intrinsic value of the loan based on the stock price on the date of the loan of $0.0065 and the conversion price of $0.0039. The intrinsic value was $21,326. As of September 30, 2014, $24,000 of principal was converted into 2,322 shares of common stock. On October 29, 2014, $5,915 of principal was converted into 1,820 shares of common stock and the remaining $9,374 of principal and interest was repaid. Due to the conversion within the terms of the agreement, no gain or loss was recognized.

On March 11, 2014, the Company issued a Convertible Promissory Note to Asher Enterprises, Inc. in the amount of $42,500. The note originally bears interest at a rate of 8% per annum but was increased to 22% on the maturity date. It is unsecured and matured on December 17, 2014. The Note is convertible into common stock in whole or in part 180 days after funding at a variable conversion price equal to a 42% discount to the average of the lowest three trading prices in the 10-day trading price prior to the conversion date. As a result of the conversion feature the Company has recorded a debt discount of $42,500, all of which has been amortized to interest expense. The discount was determined by calculating the intrinsic value of the loan based on the stock price on the date of the loan of $0.0123 and the conversion price of $0.003. The intrinsic value was $130,826; however the discount is limited to the amount of the loan. On November 11, 2014, $5,915 of principal was converted into 1,820 shares of common stock. On May 20, 2015, $23,525 of principal was converted into 34,852 shares of common stock. Due to the conversion within the terms of the agreement, no gain or loss was recognized. On June 30, 2015, the fair value of the derivative was calculated using a multi-nominal lattice model. On March 18, 2015, this note was assigned to Jabro Funding Corp. As of June 30, 2015, there is $13,060 of principal and $6,382 of accrued interest on this note. This note is currently past due.

On April 28, 2014, the Company issued a Convertible Promissory Note to KBM Worldwide, Inc. in the amount of $37,500. The note bears interest at a rate of 8% per annum but was increased to 22% on the maturity date, is unsecured and matured on January 30, 2015. The Note is convertible into common stock in whole or in part 180 days after funding at a variable conversion price equal to a 42% discount to the average of the lowest three trading prices in the 10-day trading price prior to the conversion date. As a result of the conversion feature the Company has recorded a debt discount of $37,500, all of which has been amortized to interest expense. The discount was determined by calculating the intrinsic value of the loan based on the stock price on the date of the loan of $0.015 and the conversion price of $0.00406. The intrinsic value was $101,047; however the discount is limited to the amount of the loan. On June 30, 2015, the fair value of the derivative was calculated using a multi-nominal lattice model. As of June 30, 2015, there is $5,550 of accrued interest on this note. This note is currently past due.

On June 25, 2014, the Company issued a Convertible Promissory Note to LG Capital Funding, LLC, in the amount of $47,500. The note bears interest at a rate of 8% per annum, is unsecured and matures on June 25, 2015. The Note is convertible into common stock in whole or in part 180 days after funding at a variable conversion price equal to a 42% discount of the lowest trading price in the 20-day trading price prior to the conversion date. As a result of the conversion feature the Company has recorded a debt discount of $47,500, $36,699 of which has been amortized to interest expense. The discount was determined by calculating the intrinsic value of the loan based on the stock price on the date of the loan of $0.011 and the conversion price of $0.0035. The intrinsic value was $102,644; however the discount is limited to the amount of the loan. On April 16, 2015, $1,500 of principal and $97 of interest was converted into 3,060,000 shares of common stock. On May 28, 2015, $8,000 of principal and $591 of interest was converted into 29,624 shares of common stock. Due to the conversion within the terms of the agreement, no gain or loss was recognized. On June 30, 2015, the fair value of the derivative was calculated using a multi-nominal lattice model. As of June 30, 2015, there is $38,000 and $2,925 of principal and accrued interest on this note.

On July 17, 2014, the Company issued a Convertible Promissory Note to KBM Worldwide, Inc. in the amount of $37,500. The note bears interest at a rate of 8% per annum, is unsecured and matures on April 21, 2015. The Note is convertible into common stock in whole or in part 180 days after funding at a variable conversion price equal to a 42% discount to the average of the lowest three trading prices in the 10-day trading price prior to the conversion date. As a result of the conversion feature the Company has recorded a debt discount of $37,500, $22,662 of which has been amortized to interest expense. The discount was determined by calculating the intrinsic value of the loan based on the stock price on the date of the loan of $0.0114 and the conversion price of $0.00518. The intrinsic value was $45,008; however the discount is limited to the amount of the loan. On June 30, 2015, the fair value of the derivative was calculated using a multi-nominal lattice model. As of June 30, 2015, there is $4,169 of accrued interest on this note.

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at September 30, 2014	$183,648
Decrease in derivative due to extinguishment of debt	(7,560)
Decrease in derivative due to conversion of debt	(51,240)
Increase to derivative due to new issuances	135,533
Derivative gain due to mark to market adjustment	(123,030)
Balance at June 30, 2015	$137,351

On March 19, 2015, the Company executed a convertible promissory note for $7,500 with John D Thomas in exchange for legal services. The note is unsecured, accrued interest at 10% and is due on demand. The Note is convertible into common stock at $.00001 per share. As of June 30, 2015, this note has accrued interest of $212.

On May 18, 2015, the Company executed a convertible promissory note for $17,700 with Syndicate Consulting, Inc. The note is unsecured, accrued interest at 10% and is due on demand. The Note is convertible into common stock at $.00005 per share. As a result of the conversion feature the Company has recorded a debt discount of $17,700 all of which has been amortized to interest expense. The discount was determined by calculating the intrinsic value of the loan based on the stock price on the date of the loan of $0.0007 and the conversion price of $0.00005. The intrinsic value was limited to the amount of the loan. As of June 30, 2015, this note has accrued interest of $212.

On May 20, 2015, the Company executed a convertible promissory note for $5,925 with Syndicate Consulting, Inc. The note is unsecured, accrued interest at 10% and is due on demand. The Note is convertible into common stock at $.00005 per share. As a result of the conversion feature the Company has recorded a debt discount of $17,700 all of which has been amortized to interest expense. The discount was determined by calculating the intrinsic value of the loan based on the stock price on the date of the loan of $0.0003 and the conversion price of $0.00005. The intrinsic value was limited to the amount of the loan. As of June 30, 2015, this note has accrued interest of $67.

NOTE 6: RELATED PARTY TRANSACTIONS

On May 8, 2015, the Company executed a promissory note for $4,000 with Pat Ritchie, the mother of CEO, Jeff Ritchie. The loan is unsecured, accrues interest at 10% and is due within one year.

NOTE 7: COMMON STOCK TRANSACTIONS

On October 29, 2014, the Company issued 1,820 shares of common stock to Asher Enterprises, Inc. in conversion of $5,915 of principal due to them. Due to the conversion within the terms of the agreement, no gain or loss was recognized.

On November 11, 2014, the Company issued 1,820 shares of common stock to Asher Enterprises, Inc. for conversion of $5,915 of principal due to them. Due to the conversion within the terms of the agreement, no gain or loss was recognized.

On November 12, 2014, the Company issued 2,800 shares of common stock to a service provider in conversion of $35,000 of accounts payable for services rendered in a prior period. The shares were valued based on the closing price of the common stock on the date of grant.

On November 25, 2014, the Company sold 1,200 shares of common stock for total proceeds of $3,000.

Effective February 11, 2015, the Company restated its Articles of Incorporation in which it changed the par value of the Company’s common stock from $0.0001 to $0.00001 and increased the authorized shares of common stock to 2,000,000,000. The value of the common stock and additional paid in capital accounts have been retroactively adjusted for the change in par value.

On March 2, 2015, the Company issued 400 shares of common stock to Rachel Boulds, CFO for services. The shares were valued based on the closing price of the common stock on the date of grant for a total non-cash expense of $2,000.

On March 2, 2015, the Company issued 600,000 shares of common stock to Jeff Ritchie, Interim CEO for conversion of $15,000 of accrued salary. The shares were valued based on the closing price of the common stock on the date of grant which resulted in a loss on conversion of $2,985,000.

On March 2, 2015, the Company issued 25,000 shares of common stock to DTS Partners, LLC, for conversion of $2,500 of principal due to them. The shares were valued based on the closing price of the common stock on the date of conversion which resulted in a loss on conversion of $122,500.

On March 30, 2015, the Company issued 1,600 shares of common stock to Neil Linder, for conversion of $4,000 of accrued interest due to him. Due to the conversion within the terms of the agreement, no gain or loss was recognized.

On April 16, 2015, the Company issued 1,224 shares of common stock to LG Capital Funding in conversion of $1,500 of principal and $97 of interest due to them. Due to the conversion within the terms of the agreement, no gain or loss was recognized.

On May 28, 2015, the Company issued 29,624 shares of common stock to LG Capital Funding in conversion of $8,000 of principal and $591 of interest due to them. Due to the conversion within the terms of the agreement, no gain or loss was recognized.

On May 13, 2015, the Company issued 25,000 shares of common stock to DTS Partners, LLC for conversion of $2,500 of principal due to them. The shares were valued based on the closing price of the common stock on the date of conversion which resulted in a loss on conversion of $28,750.

On May 20, 2015, the Company issued 34,852 shares of common stock to Jabro Funding Corp in conversion of $23,525 of principal due to them. Due to the conversion within the terms of the agreement, no gain or loss was recognized.

On May 21, 2015, the Company issued 26,667 shares of common stock to JT Sands Corp. for conversion of $2,000 of principal due to them. The shares were valued based on the closing price of the common stock on the date of conversion which resulted in a loss on conversion of $18,000.

On May 28, 2015, the Company issued 29,624 shares of common stock to LG Capital Funding in conversion of $8,000 of principal and $591 of interest due to them. Due to the conversion within the terms of the agreement, no gain or loss was recognized.

On June 2, 2015, the Company issued 40,000 shares of common stock to an individual for conversion of $1,000 of principal due to them. The shares were valued based on the closing price of the common stock on the date of conversion which resulted in a loss on conversion of $19,000.

Effective July 1, 2015, the Company approved a 2,500 for 1 reverse stock split. All shares throughout these financial statements and Form 10-Q have been retroactively restated for the reverse.

NOTE 8: PREFERRED STOCK

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

On December 1, 2014, the Company issued 5,000,000 shares of Series A Preferred stock to Jeff Ritchie, COO for services rendered.

On March 26, 2015, the Board of Directors designated a series of preferred stock titled Series B Preferred Stock consisting of 10,000,000 shares. There is currently no market for the shares of Series B Preferred Stock. They can be converted into shares of common stock of the Company at par value ($.0001) and are priced at $2.50 per share. The Series B have voting rights of 10 votes per share, are entitled to dividends if declared and have liquidation preference to stock below it.

On April 1, 2015, the Company declared a preferred stock dividend of one share of Series B preferred stock for every 100,000 shares of common stock, resulting in the issuance of 16,798 shares of Series B preferred stock.

On June 11, 2015, the Company issued 40,500 shares of Series B preferred stock to officers in conversion of $101,246 of accrued compensation.

On February 18, 2015, the Board of Directors designated a series of preferred stock titled Series AA Preferred Stock consisting of 10 shares. The shares are convertible into the number of shares of common stock equal to four times the sum of the total number of common stock issued and the total number of Series B issued. The Preferred Series AA do not contain any rights to dividends; have no liquidation preference and are not to be amended without the holders approval.

On June 30, 2015, the Company issued 10 shares of Series AA preferred stock to its Jeff Ritchie, CEO. The company had a valuation completed resulting in non-cash compensation expense of $88,676.

NOTE 9: SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events in accordance with ASC Topic 855. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements other than the following.

Effective July 1, 2015, the Company approved a 2,500 for 1 reverse stock split. All shares throughout these financial statements and Form 10-Q have been retroactively restated for the reverse.

Effective July 21, 2015, Rachel Boulds resigned as Chief Financial Officer of Independent Film Development Corporation. Jeff Ritchie, the current Interim Chief Executive Officer was appointed as the Chief Executive Officer and the Chief Financial Officer until an appropriate replacement for Ms. Boulds can be found.

On July 29, 2015, the Company issued 1,000,000,000 shares of common stock to its CEO in conversion of of $20,000 of accrued compensation.

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

Forward Looking Statements

Certain matters discussed herein are forward-looking statements. Such forward-looking statements contained in this Form 10-K involve risks and uncertainties, including statements as to:

•     our future operating results;

•     our business prospects;

•     our contractual arrangements and relationships with third parties;

•     the dependence of our future success on the general economy;

•      our possible future financings; and

•      the adequacy of our cash resources and working capital.

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

Real Estate Development

IFLM seeks to identify and develop to the full potential and highest and best use, properties for genre themed hotels and resorts. IFLM's target market for this real estate division is hotel resorts located within the U.S. IFLM will leverage its considerable talent and experience in real estate development and operations, and combine, it with its film and entertainment expertise to create themed hotels that are at the forefront of the convergence of entertainment and hospitality.

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

Employees

As of June 30, 2015, we employed a total of three management level personnel.  We may require additional employees in the future. There is intense competition for capable, experienced personnel and there is no assurance the Company will be able to obtain new qualified employees when required.

The Company believes its relations with its employees are good.

Results of Operations – Three Months Ended June 30, 2015 as Compared to the Three Months Ended June 30, 2014

Operating Expenses

Professional fees for the three months ended June 30, 2015 were $6,455, as compared to $18,359 for the three months ended June 30, 2014, a decrease of $11,914 or 64.8%.  Professional fees mainly consist of legal, auditor and other fees associated with the Company’s quarterly filings and year end audit.

Officer compensation expense for the three months ended June 30, 2015 increased $49,225 or 53% to $142,000, as compared to $92,775 for the three months ended June 30, 2014.  The expense consists of cash payments, accrued salary and stock. In the current period our CEO received ten shares of Series AA preferred stock valued at $88,676 that was included in compensation expense.

General and administrative expense decreased $6,651 or 33.7% to $13,067 for the three months ended June 30, 2015 from $19,718 for the three months ended June 30, 2014. The decrease in the current period can be attributed to a decrease in rent and other office expense.

Other Income/Expenses

Total other income/expense increased from a loss of $35,744 for the three months ended June 30, 2014 to a gain of $141,227 for the three months ended June 30, 2015. In the current year we recognized a $45,000 gain on the extinguishment of debt, a $134,250 gain on settlement of debt and a gain on derivative of $10,285.

Net Income (Loss)

We recorded a net loss of $20,285 for the three months ended June 30, 2015, as compared to $166,596 for the three months ended June 30, 2014.

Results of Operations – Nine Months Ended June 30, 2015 as Compared to the Nine Months Ended June 30, 2014

Operating Expenses

Professional fees for the nine months ended June 30, 2015 were $30,281, as compared to $42,162 for the nine months ended June 301, 2014, a decrease of $11,881.  Professional fees mainly consist of legal, auditor and other fees associated with the Company’s quarterly filings and year end audit.

Officer compensation expense for the nine months ended June 30, 2015 increased $82,867 or 28.5% to $373,001, as compared to $290,125 for the nine months ended June 30, 2014.  The expense consists of cash payments, accrued salary and stock. In the prior period we had additional compensation expense for an officer that is no longer with the Company as well as non-cash expense of $49,300 for the issuance of common stock for services. In the current period we has non cash stock compensation expense of $167,676.

General and administrative expense decreased $180,737 or 86.6% to $27,887 for the nine months ended June 30, 2015 from $208,624 for the nine months ended June 30, 2014. In the prior year we issued $165,500 of common stock for services.

Other Income/Expenses

Total other income/expense increased from a gain of $1,331,681 for the nine months ended June 30, 2014 to a loss of $3,117,171 for the nine months ended June 30, 2015. In the prior year we recognized a $1,360,227 gain on the extinguishment of debt, while in the current period we recognized a $2,973,250 loss on the settlement of debt.

Net Income (Loss)

We recorded a net loss of $3,548,340 for the nine months ended June 30, 2015, as compared to a net gain of $790,770 for the nine months ended June 30, 2014.  As discussed above the large swing from a net gain to a net loss is attributed to the loss on settlement of debt.

Liquidity and Capital Resources

At June 30, 2015, we had an accumulated deficit of $10,397,117 and a working capital deficit of $1,497,956. For the nine months ended June 30, 2015, net cash used in operating activities was $109,986.

On March 11, 2014, the Company issued a Convertible Promissory Note to Asher Enterprises, Inc. in the amount of $42,500. The note bears interest at a rate of 8% per annum, is unsecured and matured on December 17, 2014. The Note is convertible into common stock in whole or in part 180 days after funding at a variable conversion price equal to a 42% discount to the average of the lowest three trading prices in the 10-day trading price prior to the conversion date On November 11, 2014, $5,915 of principal was converted into 1,820 shares of common stock. On May 20, 2015, $23,525 of principal was converted into 34,852 shares of common stock. On June 30, 2015, the fair value of the derivative was calculated using a multi-nominal lattice model. On March 18, 2015, this note was assigned to Jabro Funding Corp. As of June 30, 2015, there is $13,060 of principal and $6,382 of accrued interest on this note. This note is currently past due.

On April 28, 2014, the Company issued a Convertible Promissory Note to KBM Worldwide, Inc. in the amount of $37,500. The note bears interest at a rate of 8% per annum, is unsecured and matured on January 30, 2015. The Note is convertible into common stock in whole or in part 180 days after funding at a variable conversion price equal to a 42% discount to the average of the lowest three trading prices in the 10-day trading price prior to the conversion date. As of June 30, 2015, there is $5,550 of accrued interest on this note. This note is currently past due.

On June 25, 2014, the Company issued a Convertible Promissory Note to LG Capital Funding, LLC, in the amount of $47,500. The note bears interest at a rate of 8% per annum, is unsecured and matures on June 25, 2015. The Note is convertible into common stock in whole or in part 180 days after funding at a variable conversion price equal to a 42% discount of the lowest trading price in the 20-day trading price prior to the conversion date. On April 16, 2015, $1,500 of principal and $97 of interest was converted into 1,224 shares of common stock. On May 28, 2015, $8,000 of principal and $591 of interest was converted into 29,624 shares of common stock. On June 30, 2015, the fair value of the derivative was calculated using a multi-nominal lattice model. As of June 30, 2015, there is $38,000 and $2,925 of principal and accrued interest on this note.

On July 17, 2014, the Company issued a Convertible Promissory Note to KBM Worldwide, Inc. in the amount of $37,500. The note bears interest at a rate of 8% per annum, is unsecured and matures on April 21, 2015. The Note is convertible into common stock in whole or in part 180 days after funding at a variable conversion price equal to a 42% discount to the average of the lowest three trading prices in the 10-day trading price prior to the conversion date. As of June 30, 2015, there is $4,169 of accrued interest on this note.

On March 19, 2015, the Company executed a convertible promissory note for $7,500 with John D Thomas in exchange for legal services. The note is unsecured, accrued interest at 10% and is due on demand. The Note is convertible into common stock at $.00001 per share. As of June 30, 2015, this note has accrued interest of $212.

On May 18, 2015, the Company executed a convertible promissory note for $17,700 with Syndicate Consulting, Inc. The note is unsecured, accrued interest at 10% and is due on demand. The Note is convertible into common stock at $.00005 per share. As of June 30, 2015, this note has accrued interest of $212.

On May 20, 2015, the Company executed a convertible promissory note for $5,925 with Syndicate Consulting, Inc. The note is unsecured, accrued interest at 10% and is due on demand. The Note is convertible into common stock at $.00005 per share. The intrinsic value was limited to the amount of the loan. As of June 30, 2015, this note has accrued interest of $67.

On May 8, 2015, the Company executed a promissory note for $4,000 with Pat Ritchie, the mother of CEO, Jeff Ritchie. The loan is unsecured, accrues interest at 10% and is due within one year.

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

Item 4: Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended June 30, 2015.

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

Changes in Internal Controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the quarter ended June 30, 2015.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There are not presently any material pending legal proceedings to which the Company is a party or as to which any of our property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 1A Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

Item 2. Unregistered Sales and Issuances of Equity Securities and Use of Proceeds

On April 17, 2015, the Company issued 3,060,000 shares of common stock to LG Capital Funding in conversion of $1,500 of principal and $97 of interest due to them. Due to the conversion within the terms of the agreement, no gain or loss was recognized.

On April 27, 2015, the Company issued 74,059,482 shares of common stock to LG Capital Funding in conversion of $8,000 of principal and $591 of interest due to them. Due to the conversion within the terms of the agreement, no gain or loss was recognized.

On May 13, 2015, the Company issued 62,500,000 shares of common stock to DTS Partners, LLC for conversion of $2,500 of principal due to them. The shares were valued based on the closing price of the common stock on the date of conversion which resulted in a loss on conversion of $28,750.

On May 21, 2015, the Company issued 66,666,666 shares of common stock to JT Sands Corp. for conversion of $2,000 of principal due to them. The shares were valued based on the closing price of the common stock on the date of conversion which resulted in a loss on conversion of $18,000.

On May 21, 2015, the Company issued 87,129,630 shares of common stock to Jabro Funding Corp in conversion of $23,525 of principal due to them. Due to the conversion within the terms of the agreement, no gain or loss was recognized.

On June 2, 2015, the Company issued 100,000,000 shares of common stock to an individual for conversion of $1,000 of principal due to them. The shares were valued based on the closing price of the common stock on the date of conversion which resulted in a loss on conversion of $19,000.

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

Date: August 19, 2015	INDEPENDENT FILM DEVELOPMENT CORPORATION BY: Jeff Ritchie /s/ Jeff Ritchie Jeff Ritchie Chief Executive Officer, Chief Financial Officer & Director

