Form 10-K
period 2015-09-30
Independent Film Development CORP
filed 2016-06-06
CIK 1425883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 For the transition period from _____________ to _____________

Commission file number: 814-00758

INDEPENDENT FILM DEVELOPMENT CORPORATION

(Name of small business issuer in its charter)

Nevada	56-2676759
(State of incorporation)	(I.R.S. Employer Identification No.)
2732 Morse Avenue, Suite #413 Irvine, CA, 92614 (310) 295-1711

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporate by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates: $14,937 based on 149,368,366 (pre-split) non affiliate shares outstanding at $0.0001 per share, which is the closing price of the common shares as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 31, 2016, there were 323,474,377 shares of the Registrant's common stock, par value $0.00001, issued.

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

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe,” “anticipate,” “expect,” “estimate” or words of similar meaning. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this Form 10-K, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Plan of Operations

The Company’s current plan of operations consists of three parts:

To begin operations of IFLM’s newly acquired hospitality asset, C2C Restaurant Group (“C2C”). The first restaurant to fall under C2C, Chef Eddie G’s Kitchen, was opened in December 2015 in Manhattan’s East Harlem neighborhood in New York City.

The development of content creation/distribution projects, both in the form of original theatrical material as well as related and/or derivative programming related to the operations of C2C. IFLM will pursue those projects that align with the company’s strategic vision.

The acquisition of real estate assets which present value creation potential due to the complexity or illiquidity of their existing ownership and/or capital structure. In such situations, IFLM will seek to actively work through the complexities, gain control of the asset, actively manage, recapitalize and thereby create value.

IFLM possesses a small video and film library.

Employees

As of September 30, 2015, we employed a total of two management level personnel.  We may require additional employees in the future. There is intense competition for capable, experienced personnel and there is no assurance the Company will be able to obtain new qualified employees when required.

The Company believes its relations with its employees are good.

Item 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

Item 2.  PROPERTIES

We currently have office space at 2732 Morse Avenue, Irvine, CA and anticipate that the office will be sufficient for the foreseeable future. We pay monthly rent, which varies based upon the time we physically utilize the office space and the cost of the office services consumed. We have the right to expand or minimize our use of the lease space in accordance with our needs.

Item 3.  LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

Item 4.  MINE SAFETY DISCLOSURE

Not applicable.

PART II

Item 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is listed to trade on the OTC Markets Pink under the symbol “IFLM” The following table presents the range of the high and low trading prices of our common stock for each quarter of the years ended September 30, 2015 and 2014 as reported by the OTC Markets. Bid and ask quotations are available when there are two or more market makers and those quotations represent prices between dealers and may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

	High	Low
2014:
December 31, 2013	$0.010	$0.008
March 31, 2014	$0.009	$0.009
June 30, 2014	$0.011	$0.008
September 30, 2014	$0.003	$0.003
2015:
December 31, 2014	$0.002	$0.002
March 31, 2015	$0.0009	$.0011
June 30, 2015	$0.0001	$0.0001
September 30, 2015	$0.0006	$.001

Our shares are subject to Section 15(g) and Rule 15g-9 of the Securities and Exchange Act, commonly referred to as the “penny stock” rule.  The rule defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions.  These rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock and may affect the ability of shareholders to sell their shares.  Broker-dealers who sell penny stocks to persons other than established customers and accredited investors must make a special suitability determination for the purchase of the security.  Accredited investors, in general, include individuals with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse, and certain institutional investors.  The rules require the broker-dealer to receive the purchaser’s written consent to the transaction prior to the purchase and require the broker-dealer to deliver a risk disclosure document relating to the penny stock prior to the first transaction.  A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security.  Finally, monthly statements must be sent to customers disclosing recent price information for the penny stocks.

Holders

As of May 21, 2016, we had 97 shareholders of record, which does not include shareholders who hold shares in “street accounts” of securities brokers.

Dividends

We have not paid cash or stock dividends and have no present plan to pay any dividends, intending instead to reinvest our earnings, if any. For the foreseeable future, we expect to retain any earnings to finance the operation and expansion of our business and the payment of any cash dividends on our common stock is unlikely.

Recent Sales of Unregistered Securities

On August 15, 2015, the Company issued 50,000,000 shares of common stock to Syndicate Consulting, Inc., for conversion of $2,500 of principal due to them. The shares were valued based on the closing price of the common stock on the date of conversion which resulted in a loss on conversion of $1,247,500.

On August 15, 2015, the Company issued 10,000,000 shares of common stock to VanCal Partners, LLC, for conversion of $500 of principal due to them. The shares were valued $0.00005 per the terms of the agreement, resulting in an additional credit to paid in capital of $140,481.

On August 25, 2015, the Company issued 897,857 shares of common stock to LG Capital Funding in conversion of $5,000 of principal and $468 of interest due to them. Due to the conversion within the terms of the agreement, no gain or loss was recognized.

On September 8, 2015, the Company issued 5,676,923 shares of common stock to Jabro Funding Corp in conversion of $13,060 of principal and $1,700 of interest due to them. Due to the conversion within the terms of the agreement, no gain or loss was recognized.

On September 25, 2015, the Company issued 10,000,000 shares of common stock to VanCal Partners, LLC, for conversion of $500 of principal due to them. The shares were valued $0.00005 per the terms of the agreement, resulting in an additional credit to paid in capital of $4,686. As of September 30, 2015, the shares have not yet been issued by the transfer agent; therefore, the $500 has been credited to common stock payable.

On September 30, 2015, the Company issued 49,934,783 shares of common stock to Jabro Funding Corp in conversion of $22,970 of principal due to them. Due to the conversion within the terms of the agreement, no gain or loss was recognized. As of September 30, 2015, the shares have not yet been issued by the transfer agent; therefore, the $22,970 has been credited to common stock payable.

Issuer Purchase of Securities

The Company did not repurchase any of its securities during the fiscal year ended September 30, 2015.

Item 6.  SELECTED FINANCIAL DATA

The registrant is a smaller reporting company, pursuant to Rule 229.10(f)(1), and is not required to report this information.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the year ended September 30, 2015 Compared to the year ended September 30, 2014

Revenue

There was no revenue for the years ended September 30, 2015 and 2014.

Operating Expenses

Professional fees for the year ended September 30, 2015 were $56,388, as compared to $48,306 for the year ended September 30, 2014, an increase of $8,082 or 16.7%.  Professional fees mainly consist of legal, auditor and other fees associated with the Company’s quarterly filings and year-end audit. In the current year the Company incurred additional legal fees and other professional fees associated with the valuation of our convertible debt.

Officer compensation expense for the year ended September 30, 2015 decreased $114,624 or 29.9% to $268,276, as compared to $382,900 for the year ended September 30, 2014.  The expense consists of cash payments, accrued salary and stock. The decrease during the year ended September 30, 2015 is attributed to lower salaries as a result in the deduction of management staff and lower non-cash expense for stock issuances.

General and administrative expense decreased $175,879 or 78.9% to $46,906 for the year ended September 30, 2015 from $222,785 for the year ended September 30, 2014. The decrease in general and administrative expense can be attributed to the elimination of rent and other operating expenses as well as stock issued for services.

Other Income (Expenses)

Total other income and expenses decreased from a gain of $1,188,894 for the year ended September 30, 2014 to a loss of $4,832,377 for the year ended September 30, 2015. The increase in loss is attributed to a $4,420,750 loss on the settlement of debt, a loss on the derivative liability of $128,079, amortization of debt discount of $139,836 and $122,354 of impairment expense for goodwill and tradename.

Net Income (Loss)

We recorded a net loss of $5,203,947 for the year ended September 30, 2015, as compared to a net income of $534,903 for the year ended September 30, 2014.   The large net loss can be attributed to the losses recognized in connection with our convertible debt and impairment expense.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $12,052,724 at September 30, 2015, had a net loss of $5,203,947 and net cash used in operating activities of $122,372 for year ended September 30, 2015. This raises substantial doubt about the Company’s ability to continue as a going concern.

While we are attempting to increase operations and revenues, our cash position may not be significant enough to support the Company’s daily operations. Management intends to raise additional funds by way of debt and equity financing.  We believe that the actions presently being taken to further implement our business plan and generate increased revenues provide the opportunity for the Company to continue as a going concern.   While we believe in the viability of our strategy to generate increased revenues and in our ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate increased revenues.

Net cash flows from financing activities for the year ended September 30, 2015 were $40,472 compared to $315,560 for the year ended September 30, 2014.

Off Balance Sheet Arrangements

As of September 30, 2015, there were no off balance sheet arrangements.

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

INDEPENDENT FILM DEVELOPMENT CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Independent Film Development Corporation

We have audited the accompanying balance sheets of Independent Film Development Corporation as of September 30, 2015 and 2014, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Independent Film Development Corporation as of September 30, 2015 and 2014, and the results of its operations, changes in stockholders' deficit and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has reported recurring losses from operations and had a working capital deficit at September 30, 2015, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

June 6, 2016

www.mkacpas.com

Houston, Texas

Independent Film Development Corporation
Balance Sheets
	September 30, 2015	September 30, 2014
ASSETS
Cash	$80	$13,855
Restricted cash	—	68,125
Other current assets	—	33,375
Total Current Assets	80	115,355
Total Assets	$80	$115,355

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and other accruals	$115,677	$158,299
Accrued officer compensation – related party	720,875	634,700
Accrued interest and penalties	351,874	326,035
Loans payable	8,493	18,550
Loans payable, related party	42,687	8,687
Derivative liability	127,202	183,648
Convertible notes payable in default, net of discount of $27,637 and $0, respectively	178,058	172,196
Total Liabilities	1,544,866	1,502,115

Stockholders' Equity (Deficit):
Preferred Stock, $0.0001 par value, 4,980,0000 shares authorized, none issued and outstanding	—	—
Series A Preferred Stock, $0.0001 par value, 5,000,000 shares authorized, 5,000,000 and 0, issued and outstanding, respectively	500	—
Series AA Preferred Stock, $0.0001 par value, 10 shares authorized, 10 and 0 issued and outstanding, respectively	—	—
Series B Preferred Stock, $0.0001 par value, 5,000,000 shares authorized, 57,298 and 0 issued and outstanding, respectively	6	—
Series F Preferred Stock, $0.0001 par value, 20,0000 shares authorized, 20,000 and 0 issued and outstanding, respectively	2	—
Common stock, $0.00001 par value, 485,000,000 shares authorized, 67,398,079 and 37,717 issued and outstanding, respectively	674	—
Additional paid in capital	10,400,286	5,424,017
Common stock payable	61,470	38,000
Series B Preferred Stock payable	45,000	—
Accumulated deficit	(12,052,724)	(6,848,777)
Total Stockholders' Equity (Deficit)	(1,544,786)	(1,386,760)
Total Liabilities and Stockholders' Equity (Deficit)	$80	$115,355

The accompanying notes are an integral part of these financial statements.

Independent Film Development Corporation Statements of Operations
	For the Years Ended September 30,
	2015	2014
Revenue	$—	$—

Expenses:
Officer compensation	268,276	382,900
Professional fees	56,388	48,306
General and administrative	46,906	222,785
Total operating expenses	371,570	653,991
Net loss from operations	$(371,570)	$(653,991)

Other income and (expense):
Gain (loss) on derivative liability	(128,079)	96,085
Gain on extinguishment of debt	49,682	1,360,227
Loss on settlement of debt	(4,420,750)	—
Impairment expense	(122,354)	—
Penalty expense	(31,875)	(118,000)
Interest expense	(179,001)	(149,418)
Total other income (expense)	(4,832,377)	1,188,894
Net income (loss)	$(5,203,947)	$534,903

Income (loss) per share
Basic	$(0.62)	$15,96
Diluted	$(0.62)	$11.08
Weighted average shares outstanding
Basic	8,446,444	33,516
Diluted	8,446,444	48,281

The accompanying notes are an integral part of these financial statements.

Independent Film Development Corporation Statement of Stockholders’ Equity (Deficit) September 30, 2015
	Common Shares	Common Stock	Series A Shares	Series A	Series AA Shares	Series B Shares	Series B	Series F Shares	Series F	Paid in Capital	Accumulated Deficit	Preferred Stock Payable	Common Stock Subscribed	Total
Balance at September 30, 2013	24,925	$—	—	$—	—	—	$—	—	$—	$3,716,177	$(7,383,680)	$—	$684,010	$(2,983,493)
Stock for officer compensation	3,200	—	—	—	—	—	—	—	—	49,300	—	—	—	49,300
Stock issued for services	2,900	—	—	—	—	—	—	—	—	132,770	—	—	—	132,770
Stock issued for cash	3,340	—	—	—	—	—	—	—	—	24,000	—	—	—	24,000
Stock for accrued compensation	350	—	—	—	—	—	—	—	—	70,000	—	—	—	70,000
Stock issued in conversion of note payable	2,322	—	—	—	—	—	—	—	—	49,151	—	—	—	49,151
Stock issued for payable	680	—	—	—	—	—	—	—	—	646,010	—	—	(646,010)	—
Debt discount on convertible notes	—	—	—	—	—	—	—	—	—	186,327	—	—	—	186,327
Write off of derivative liability	—	—	—	—	—	—	—	—	—	450,282	—	—	—	450,282
Contributed capital	—	—	—	—	—	—	—	—	—	100,000	—	—	—	100,000
Net income for the year ended September 30, 2014	—	—	—	—	—	—	—	—	—	—	534,903	—	—	534,903
Balance at September 30, 2014	37,717	$0	—	$—	—	—	$—	—	$—	$5,424,017	$(6,848,777)	$—	$38,000	$(1,386,760)
Shares issued for rounding on reverse	34,776	—	—	—	—	—	—	—	—	—	—	—	—	—
Preferred A shares issued for officer compensation		—	5,000,000	500	—	—	—	—	—	78,500	—	—	—	79,000
Common shares issued for compensation	400	—	—	—	—	—	—	—	—	2,000	—	—	—	2,000
Stock issued for conversion of accrued salary	560,000	6	—	—	10	40,500	4	—	—	2,989,916	—	—	—	2,989,926
Stock issued for cash	1,200	—	—	—	—	—	—	—	—	3,000		5,000		8,000
Stock issued for conversion of accounts payable	2,800	—	—	—	—	—	—	—	—	35,000	—	—	—	35,000
Series B dividend issued	—	—	—	—	—	16,798	2	—	—	(2)	—	—	—	—
Stock issued for convertible debt	66,762,386	668	—	—	—	—	—	—	—	1,775,503	—	—	23,470	1,799,641
Stock payable for conversion of related party debt	—	—	—	—	—	—	—	—	—	—	—	40,000	—	40,000
Stock issued for acquisition	—	—	—	—	—	—	—	20,000	2	122,352	—	—	—	122,354
Stock cancelled	(1,200)	—	—	—	—	—	—	—	—		—	—	—	—
Contributed capital	—	—	—	—	—	—	—	—	—	(30,000)	—	—	—	(30,000)
Net loss for the year ended September 30, 2015	—	—	—	—	—	—	—	—	—	—	(5,203,947)	—	—	(5,203,947)
Balance at September 30, 2015	67,398,079	$674	5,000,000	$500	10	57,298	$6	20,000	$2	$10,400,286	$(12,052,724)	$45,000	$61,470	$(1,544,786)

Independent Film Development Corporation
Statements of Cash Flows
	For the Years Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(5,203,947)	$534,903
Adjustments to reconcile net income (loss) to total cash used in operations:
Common stock for compensation	—	49,300
Common stock for other services	2,000	132,770
Preferred stock for compensation, related party	88,676	—
Preferred shares for compensation	79,000	—
Impairment expense	122,354	—
Loss on conversion of debt	1,435,750	—
Loss on conversion of accrued salary to common stock	2,785,000	—
Gain on extinguishment of debt	(49,682)	(1,360,227)
Change in fair value of derivative liabilities	128,079	(96,085)
Debt discount amortization	139,836	93,972
Change in assets and liabilities:
Other assets	33,383	(33,375)
Accounts payable & accruals	3,927	165,774
Accounts payable, related party	—	(70,705)
Accrued expenses	35,827	143,361
Accrued interest, related party	—	(854)
Increase in accrued compensation	277,425	204,873
Net cash used in operating activities	(122,372)	(236,293)

Cash flows from investing activities	—	—

Cash flows from financing activities:
Cash advances (payments) related party	—	(4,210)
Proceeds from loans	45,607	211,350
Contributed capital	—	100,000
Payments on notes payable	(13,135)	(4,100)
Payments to officers	—	(11,480)
Proceeds from the sale of common stock	3,000	24,000
Proceeds from the sale of preferred stock	5,000	—
Net cash provided by financing activities	40,472	315,560
Net increase (decrease) in cash	(81,900)	79,267
Cash at beginning of year	81,980	2,713
Cash at end of year	$80	$81,980

Cash paid for:
Interest	$—	$—
Taxes	$—	$—

Supplemental disclosure of non-cash activities
Conversion of accrued salary into convertible debt	$40,000	$—
Conversion of convertible debt to preferred stock payable	$40,000	$—
Conversion of accrued salary to preferred stock	$101,246	$—
Common stock issued for conversion of accrued compensation	$15,000	$70,000
Conversion of accounts payable into common stock	$35,000	$—
Common stock issued for conversion of debt	$—	$24,000
Preferred B dividend	$2	$—
Settlement of derivative liability	$259,649	$450,282
Reclassification of APIC to Loans	$30,000	$—
Debt discount on convertible notes payable	$75,125	$186,327
Common stock issued for stock payable	$104,238	$646,010
Shares issued for acquisition	$122,354	$—

The accompanying notes are an integral part of these financial statements.

 Independent Film Development Corporation

Notes to Financial Statements

September 30, 2015

NOTE 1: HISTORY OF OPERATIONS

Business Activity

Independent Film Development Corporation (“IFLM”) was incorporated in the State of Nevada on September 14, 2007. The Company’s current plan of operations consists of three parts:

To begin operations of IFLM’s newly acquired hospitality asset, C2C Restaurant Group (“C2C”). The first restaurant to fall under C2C, Chef Eddie G’s Kitchen, was opened in December 2015 in Manhattan’s East Harlem neighborhood in New York City.

The development of content creation/distribution projects, both in the form of original theatrical material as well as related and/or derivative programming related to the operations of C2C. IFLM will pursue those projects that align with the company’s strategic vision.

The acquisition of real estate assets which present value creation potential due to the complexity or illiquidity of their existing ownership and/or capital structure. In such situations, IFLM will seek to actively work through the complexities, gain control of the asset, actively manage, recapitalize and thereby create value.

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include the estimated useful lives of property and equipment.  Actual results could differ from those estimates.

Concentrations of Credit Risk

We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. We continually monitor our banking relationships and consequently have not experienced any losses in our accounts. We believe we are not exposed to any significant credit risk on cash.

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the years ended September 30, 2015 or 2014.

Restricted Cash

The Company presents cash balances that are for a specific purpose and therefore not available for immediate and general use by the Company, separately on the balance sheet as restricted cash. As of September 30, 2015 and 2014, the Company had set aside $0 and $68,125 as restrictive cash.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements.  To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3: Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments.  The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2015.

The following table presents assets and liabilities that are measured and recognized at fair value as of September 30, 2014 and 2015 on a recurring basis:

September 30, 2014

Description	Level 1	Level 2	Level 3	Total Gains and (Losses)
Derivative	-	-	183,648	96,085
Total	$-	$-	$183,648	$96,085

September 30, 2015

Description	Level 1	Level 2	Level 3	Total Gains and (Losses)
Derivative	-	-	127,202	(128,079)
Total	$-	$-	$127,202	$(128,079)

Derivative Liabilities

The Company records the fair value of its derivative financial instruments in accordance with ASC815, Derivatives and Hedging. The fair value of the derivatives was calculated using a multi-nomial lattice model performed by an independent qualified business valuator. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations

Derivative financial instruments should be recorded as liabilities in the balance sheet and measured at fair value. For purposes of the Company’s financial statements fair value was used as the basis for formulating an analysis which has been defined by the Financial Accounting Standards Board (“FASB”) as “the amount for which an asset (or liability) could be exchanged in a current transaction between knowledgeable, unrelated willing parties when neither party is acting under compulsion”. The FASB has provided guidance that its definition of fair value is consistent with the definition of fair market value in IRS Rev. Rule 59-60. In determining the fair value of the derivatives it was assumed that the Company’s business would be conducted as a going concern. These derivative liabilities will need to be marked-to-market each quarter with the change in fair value recorded in the income statement.

Income Taxes

The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”) with regards to uncertainty income taxes.  Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Stock Based Compensation

We account for equity-based transactions with nonemployees under the provisions of ASC Topic No. 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”). ASC 505-50 establishes that equity-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The fair value of common stock issued for payments to nonemployees is measured at the market price on the date of grant. The fair value of equity instruments, other than common stock, is estimated using the Black-Scholes option valuation model. In general, we recognize the fair value of the equity instruments issued as deferred stock compensation and amortize the cost over the term of the contract.

We account for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation—Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered.

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

NOTE 3: ACQUISITIONS

On September 21, 2015, the Company entered into a share purchase agreement, by and among the Company, C2C Restaurant Group, Inc., a New York corporation and a restaurant holding company (“C2C”), and the shareholders of C2C, pursuant to which the Company purchased all of the outstanding common stock of C2C in exchange for 20,000 shares of our Series F preferred stock, par value $0.0001 per. Based upon an independent third party valuation the purchase was fair valued in two parts. First, a value of $5,600 was capitalized as a trade name for Chef Eddie G's Kitchen. Second the Company recorded goodwill in the amount of $117,754. The location for C2C’s first restaurant, Chef Eddie G's Kitchen, opened in December on Park Avenue in Manhattan, New York.

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. The Company complies with ASC 350, Goodwill and Other Indefinite Lived Intangible Assets, requiring that a test for impairment be performed at least annually. As of September 30, 2015 the Company performed the required impairment analysis which resulted in the impairment of both the goodwill and trade name valuation amounts in their entirety. The Company recorded impairment expense of $122,354.

As of September 30, 2015, C2C has not begun operations yet; therefore, has no other tangible assets or liabilities, or operations which would require proforma disclosures by the Company for the years ended September 30, 2015 and 2014.

NOTE 4: CONVERTIBLE DEBENTURES

On April 9, 2012, the Company entered into a $100,000 convertible debenture with Neil Linder. The debenture accrued interest of 12% and matured on April 9, 2013. Mr. Linder has the right to convert all or a portion of the principal into shares of common stock at a conversion price equal to the lesser of fifty percent (50%) of the average of the closing bid price of common stock during the five trading days immediately preceding the conversion date, or fifty percent (50%) of the closing bid price of the Common Stock on the date of issuance as quoted by Bloomberg, LP. Pursuant to the terms of this debenture, the holder shall not be entitled to convert a number of shares that would exceed 4.99% of the outstanding shares of the Company’s common stock. Based on the initial valuation the Company has recorded a debt discount of $49,532, $15,994 of which was amortized in the fiscal year ended September 30, 2012 with the remaining $33,538 amortized the fiscal year ended September 30, 2013. During the fiscal year ending September 30, 2013, $13,950 of the $100,000 debenture was converted into 821 shares of common stock. This conversion was converted within the terms of the agreement. On March 30, 2015, $4,000 of accrued interest was converted into 1,600 shares of common stock. In addition, as a consequence of the triggering of the default provision of the debenture the interest on the debenture has been instated at a rate of 18%, a $1,000 per business day penalty was being imposed for failure to execute a conversion in a timely manner, and an additional accrual of $112,509 was accounted for as a result of a provision requiring additional funds due in the event that a “default payment” is made by the Company. As of September 30, 2015 $86,050 of the principal face value of the Debenture remains outstanding along with $285,509 of accrued penalties and interest. This note is currently in default.

NOTE 5: ACCRUED INTEREST AND PENALTIES

Following is a summary of the Company’s accrued penalties and interest as of September 30:

	2015	2014
Neil Linder – accrued penalties and interest (refer to Note 4)	$328,531	$317,042
Other convertible debt – accrued interest (refer to Note 6)	17,965	6,377
Loans payable – accrued interest (refer to Note 7)	5,378	2,616
	$351,874	$326,035

NOTE 6: CONVERTIBLE NOTES PAYABLE

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

On March 11, 2014, the Company issued a Convertible Promissory Note to Asher Enterprises, Inc. in the amount of $42,500. The note originally bears interest at a rate of 8% per annum but was increased to 22% on the maturity date. It is unsecured and matured on December 17, 2014. The Note is convertible into common stock in whole or in part 180 days after funding at a variable conversion price equal to a 42% discount to the average of the lowest three trading prices in the 10-day trading price prior to the conversion date. As a result of the conversion feature the Company has recorded a debt discount of $42,500, all of which has been amortized to interest expense. The discount was determined by calculating the intrinsic value of the loan based on the stock price on the date of the loan of $0.0123 and the conversion price of $0.003. The intrinsic value was $130,826; however, the discount is limited to the amount of the loan. On November 11, 2014, $5,915 of principal was converted into 1,820 shares of common stock. On March 18, 2015, this note was assigned to Jabro Funding Corp. On May 20, 2015, $23,525 of principal was converted into 34,852 shares of common stock and on September 8, 2015 the balance due of $14,760 was converted into 5,676,93 shares of common stock. Due to the conversion within the terms of the agreement, no gain or loss was recognized.

On April 28, 2014, the Company issued a Convertible Promissory Note to KBM Worldwide, Inc. in the amount of $37,500. The note bears interest at a rate of 8% per annum but was increased to 22% on the maturity date, is unsecured and matured on January 30, 2015. The Note is convertible into common stock in whole or in part 180 days after funding at a variable conversion price equal to a 42% discount to the average of the lowest three trading prices in the 10-day trading price prior to the conversion date. As a result of the conversion feature the Company has recorded a debt discount of $37,500, all of which has been amortized to interest expense. The discount was determined by calculating the intrinsic value of the loan based on the stock price on the date of the loan of $0.015 and the conversion price of $0.00406. The intrinsic value was $101,047; however, the discount is limited to the amount of the loan. On September 30, 2015, $22,970 of principal was converted into 49,937,783 shares of common stock. On September 30, 2015, the fair value of the derivative was calculated using a multi-nomial lattice model. As of September 30, 2015, there is $14,530 of principal and $7,629 of accrued interest due on this note. This note is currently past due.

On June 25, 2014, the Company issued a Convertible Promissory Note to LG Capital Funding, LLC, in the amount of $47,500. The note bears interest at a rate of 8% per annum, is unsecured and matures on June 25, 2015. The Note is convertible into common stock in whole or in part 180 days after funding at a variable conversion price equal to a 42% discount of the lowest trading price in the 20-day trading price prior to the conversion date. As a result of the conversion feature the Company has recorded a debt discount of $47,500, $36,699 of which has been amortized to interest expense. The discount was determined by calculating the intrinsic value of the loan based on the stock price on the date of the loan of $0.011 and the conversion price of $0.0035. The intrinsic value was $102,644; however, the discount is limited to the amount of the loan. On April 16, 2015, $1,500 of principal and $97 of interest was converted into 3,060,000 shares of common stock. On May 28, 2015, $8,000 of principal and $591 of interest was converted into 29,624 shares of common stock. On August 25, 2015, $5,000 of principal and $468 of interest was converted into 897,857 shares of common stock. Due to the conversion within the terms of the agreement, no gain or loss was recognized. On September 30, 2015, the fair value of the derivative was calculated using a multi-nomial lattice model. As of September 30, 2015, there is $33,000 of principal and $4,088 of accrued interest on this note.

On July 17, 2014, the Company issued a Convertible Promissory Note to KBM Worldwide, Inc. in the amount of $37,500. The note bears interest at a rate of 8% per annum, is unsecured and matures on April 21, 2015. The Note is convertible into common stock in whole or in part 180 days after funding at a variable conversion price equal to a 42% discount to the average of the lowest three trading prices in the 10-day trading price prior to the conversion date. As a result of the conversion feature the Company has recorded a debt discount of $37,500, $22,662 of which has been amortized to interest expense. The discount was determined by calculating the intrinsic value of the loan based on the stock price on the date of the loan of $0.0114 and the conversion price of $0.00518. The intrinsic value was $45,008; however, the discount is limited to the amount of the loan. On September 30, 2015, the fair value of the derivative was calculated using a multi-nomial lattice model. As of September 30, 2015, there is $37,500 of principal and $6,249 of accrued interest on this note.

On March 19, 2015, the Company executed a convertible promissory note for $7,500 with John D Thomas in exchange for legal services. The note is unsecured, accrued interest at 10% and is due on demand. The Note is convertible into common stock at $.00001 per share. As a result of the conversion feature the Company has recorded a debt discount of $7,500. During the year ended September 30, 2015, $1,995 of the debt discount was amortized into interest expense, with a balance of $5,505 as of September 30, 2015. As of September 30, 2015, this note has accrued interest of $401.

On May 18, 2015, the Company executed a convertible promissory note for $16,700 with Syndicate Consulting, Inc. The note is unsecured, accrued interest at 10% and is due on demand. The Note is convertible into common stock at $.00005 per share. As a result of the conversion feature the Company has recorded a debt discount of $16,700. During the year ended September 30, 2015, $3,070 of the debt discount was amortized into interest expense, with a balance of $13,630 as of September 30, 2015. The discount was determined by calculating the intrinsic value of the loan based on the stock price on the date of the loan of $0.0007 and the conversion price of $0.00005. The intrinsic value was limited to the amount of the loan. As of September 30, 2015, this note has accrued interest of $935.

On May 20, 2015, the Company executed a convertible promissory note for $5,925 with Syndicate Consulting, Inc. The note is unsecured, accrued interest at 10% and is due on demand. The Note is convertible into common stock at $.00005 per share. As a result of the conversion feature the Company has recorded a debt discount of $5,925. During the year ended September 30, 2015, $1,074 of the debt discount was amortized into interest expense, with a balance of $4,851 as of September 30, 2015. The discount was determined by calculating the intrinsic value of the loan based on the stock price on the date of the loan of $0.0003 and the conversion price of $0.00005. The intrinsic value was limited to the amount of the loan. As of September 30, 2015, this note has accrued interest of $148. On August 18, 2015, Syndicate loaned the Company an additional $5,990. The loan is due on demand and accrues interest at 10%.

On July 5, 2015, the Company executed a convertible note with a director for conversion of $40,000 of accrued salary. On July 30, 2015, the note was converted into 22,000 shares of Series B preferred stock. As the conversion occurred within the terms of the note agreement, no gain or loss was recognized.

A summary of outstanding convertible notes as of September 30, 2015 is as follows:

Note Holder	Issue Date	Maturity Date	Stated Interest Rate	Principal Balance Outstanding 9/30//2015
Neil Linder	4/9/2012	4/9/2013	18%	$86,050
Asher Enterprises, Inc.	1/29/2014	10/31/2014	8%	-
Jabro Funding Corp	3/11/2014	12/17/2014	8%	-
Jabro Funding Corp	4/28/2014	1/30/2015	22%	14,530
LG Capital Funding	6/25/2014	6/25/2015	16%	33,000
Jabro Funding Corp	7/17/2014	4/21/2015	22%	37,500
John D Thomas	3/19/2015	Demand	10%	7,500
Syndicate Consulting, Inc.	5/18/2015	Demand	10%	15,200
Syndicate Consulting, Inc.	5/20/2015	Demand	10%	5,925
Syndicate Consulting, Inc.	8/18/2015	Demand	11%	5,990
Rachel Boulds	7/5/2015	Demand	n/a	-
Subtotal				205,695
Less: Discounts				(27,637)
Convertible notes payable, net				$178,058

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at September 30, 2013	$755,167
Decrease in derivative due to extinguishment of debt	(450,282)
Decrease in derivative due to conversion of debt	(25,152)
Increase to derivative due to new issuances	87,540
Derivative (gain) due to mark to market adjustment	(183,625)
Balance at September 30, 2014	183,648
Decrease in derivative due to payment/conversion of debt	(259,649)
Increase to derivative due to debt discount	75,125
Increase to derivative due to new issuances	1,778,224

Derivative gain due to mark to market adjustment	(1,650,146)
Balance at September 30, 2015	$127,202

NOTE 7: LOANS PAYABLE – RELATED PARTY AND THIRD PARTY

Third Party

As of September 30, 2015, the Company owed a total of $8,493 to two other third parties. All amounts are due on demand.

Related Party

On May 8, 2015, the Company executed a promissory note for $4,000 with Pat Ritchie, the mother of CEO, Jeff Ritchie. The loan is unsecured, accrues interest at 10% and is due within one year.

On September 25, 2015, the Company executed a promissory note with a shareholder party for $30,000. The $30,000 was previously credited to additional paid in capital; however, was changed to a promissory note as a result of a mutual agreement between the parties. The note is unsecured, accrues interest at 8% and matures March 25, 2016.

As of September 30, 2015, the Company owed a total of $8,687 to a former officer for advances made to the Company to pay for general operating expenses. The advances are unsecured, accrue no interest and are due on demand.

NOTE 8: INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of September 30:

	2015	2014
NOL	$(2,626,112)	$(1,980,745)
Net Income (loss)	(5,203,947)	534,903
(Gain) loss on debt settlement	4,371,068	(1,360,227)
(Gain) loss on derivative liability	128,079	(96,085)
Debt discount amortization	139,836	93,972
Impairment expense	122,354	—
Common stock for other services	—	132,770
Common stock for compensation	2,000	49,300
NOL at end of period	$(3,066,722)	$(2,626,112)
Effective Rate	0.34	0.34
Deferred Tax Asset	(1,042,685)	(892,878)
Valuation	1,042,685	892,878
Deferred Tax Asset	$—	$—

At September 30, 2015, the Company had net operating loss carry forwards of approximately $3,067,000 that may be offset against future taxable income from the year 2016 to 2035. No tax benefit has been reported in the September 30, 2015 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 9: COMMON STOCK TRANSACTIONS

Fiscal year 2014

During October 2013, the Company issued 2,400 common shares for services valued at $120,500 based on the market value of the common stock on the date of authorization.

During October 2013, the Company received $10,000 from the sale of 560 shares of common stock.

On December 18, 2013, the Company received $4,000 from the sale of 1,280 shares of common stock.

On January 14, 2014, the Company received $10,000 from the sale of 1,500 shares of common stock.

On February 19, 2014, the Company authorized the issuance of 2,800 common shares to David Garland, the Company’s CEO, for compensation of services. The shares were issued at $0.006 based on the market value of the common stock on the date of authorization for total compensation expense of $44,100.

On March 5, 2014, the Company authorized the issuance of 400 common shares to Rachel Boulds, the Company’s CFO, for compensation of services.

The shares were issued at $0.005 based on the market value of the common stock on the date of authorization for total compensation expense of $5,200.

On March 5, 2014, the Company authorized the issuance of 350 common shares to C. David Pugh, the Company’s Chief Communications Officer, for conversion of accrued salary of $70,000. Shares were valued at $0.08 per the terms of the employment agreement.

On March 5, 2014, the Company issued 680 shares of common stock valued at $646,010, previously recorded as common stock payable.

On March 19, 2014, the Company authorized the issuance of 480 common shares for investor relation services. These shares were valued using the closing share price of the Common Stock on the day of issuance for a total non-cash expense of $12,000.

On May 21, 2014, the Company authorized the issuance of 20 common shares to an investor as an incentive to invest in one of the Company’s future real estate ventures. These shares were valued using the closing share price of the Common Stock on the day of grant for a total non-cash expense of $270.

On August 5, 2014, Asher Enterprises, Inc. converted $12,000 of the note dated January 29, 2014 per the terms of the note, into 2,500 shares of common stock.

On August 25, 2014, Asher Enterprises, Inc. converted $12,000 of the note dated January 29, 2014 per the terms of the note, into 1,231 shares of common stock.

Fiscal year 2015

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

On March 2, 2015, the Company issued 400 shares of common stock to Rachel Boulds, the former CFO for services. The shares were valued based on the closing price of the common stock on the date of grant for a total non-cash expense of $2,000.

On March 2, 2015, the Company issued 600,000 shares of common stock to Jeff Ritchie, Interim CEO for conversion of $15,000 of accrued salary. The shares were valued based on the closing price of the common stock on the date of grant which resulted in a loss on conversion of $2,985,000. June 4, 2015. Mr. Ritchie returned 40,000 shares to the Company. The Company credited loss on conversion of debt $200,000 due to the return of shares which resulted in a net issuance of 560,000 shares and a net loss on conversion of $2,785,000.

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

On August 15, 2015, the Company issued 50,000,000 shares of common stock to Syndicate Consulting, Inc., for conversion of $2,500 of principal due to them. The shares were valued based on the closing price of the common stock on the date of conversion which resulted in a loss on conversion of $1,247,500.

On August 15, 2015, the Company issued 10,000,000 shares of common stock to VanCal Partners, LLC, for conversion of

$500 of principal due to them. Due to the conversion within the terms of the agreement, no gain or loss was recognized.

On August 25, 2015, the Company issued 897,857 shares of common stock to LG Capital Funding in conversion of $5,000 of principal and $468 of interest due to them. Due to the conversion within the terms of the agreement, no gain or loss was recognized.

On September 8, 2015, the Company issued 5,676,923 shares of common stock to Jabro Funding Corp in conversion of $13,060 of principal and $1,700 of interest due to them. Due to the conversion within the terms of the agreement, no gain or loss was recognized.

On September 25, 2015, the Company authorized 10,000,000 shares of common stock to VanCal Partners, LLC, for conversion of $500 of principal due to them. Due to the conversion within the terms of the agreement, no gain or loss was recognized. As of September 30, 2015, the shares have not yet been issued by the transfer agent; therefore, the $500 has been credited to common stock payable.

On September 30, 2015, the Company authorized 49,934,783 shares of common stock to Jabro Funding Corp in conversion of $22,970 of principal due to them. Due to the conversion within the terms of the agreement, no gain or loss was recognized. As of September 30, 2015, the shares have not yet been issued by the transfer agent; therefore, the $22,970 has been credited to common stock payable.

NOTE 10: PREFERRED STOCK

The Company is authorized to issue 15,000,010 preferred shares with a par value of $0.0001 per share.

Series A Preferred Stock

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

On December 1, 2014, the Company issued 5,000,000 shares of Series A Preferred stock to Jeff Ritchie, CEO for services rendered. The company had a valuation completed, by an independent third party, and as a result expensed the value of the Preferred A during the quarter at a value of $79,000.

Series B Preferred Stock

On March 26, 2015, the Board of Directors designated a series of preferred stock titled Series B Preferred Stock consisting of 10,000,000 shares. There is currently no market for the shares of Series B Preferred Stock. They can be converted into shares of common stock of the Company at par value ($.00001) and are priced at $2.50 per share. The Series B have voting rights of 10 votes per share, are entitled to dividends if declared and have liquidation preference to stock below it.

On April 1, 2015, the Company declared a preferred stock dividend of one share of Series B preferred stock for every 100,000 shares of common stock, resulting in the issuance of 16,768 (net of 30 shares canceled that were issued in error) of Series B preferred stock.

On June 11, 2015, the Company issued 40,500 shares of Series B preferred stock to officers in conversion of $101,246 of accrued compensation. The shares were valued based on the closing price of the common stock on the date of conversion which resulted in no loss on conversion as the value of the shares, which have no special voting rights, were the same as the $101,246 of accrued compensation.

On July 30, 2015, the Company authorized 22,000 shares of Series B preferred stock to a director in conversion of a $40,000 promissory note that was issued for conversion of accrued salary. As of September 30, 2015, the shares have not yet been issued resulting in a $40,000 credit to preferred stock payable. Due to the conversion within the terms of the agreement, no gain or loss was recognized.

On September 14, 2015, the Company sold 2,000 shares of Series B preferred stock for total cash proceeds of $5,000. As of September 30, 2015, the shares have not yet been issued resulting in a $5,000 credit to preferred stock payable.

Series AA Preferred Stock

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

Series F Preferred Stock

On September 25, 2015, the Board of Directors designated a series of preferred stock titled Series F Preferred Stock consisting of 20,000 shares. There is currently no market for the shares of Series F Preferred Stock. They can be converted into shares of common stock of the Company at par value ($.00001) and are priced at $2.50 per share. The Series F have voting rights of 1 vote per share, are entitled to dividends if declared and have liquidation preference to stock below it.

On September 21, 2015, the Company entered into a share purchase agreement, by and among the Company, C2C Restaurant Group, Inc., a New York corporation and a restaurant holding company (“C2C”), and the shareholders of C2C, pursuant to which the Company purchased all of the outstanding common stock of C2C in exchange for 20,000 shares of our Series F preferred stock, par value $0.0001. Based upon a third party valuation the purchase was fair valued in two parts. First, a value of $5,600 was capitalized as a trade name for Chef Eddie G's Kitchen. Second the Company recorded goodwill in the amount of $117,754. Refer to Note 3.

NOTE 11: GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has generated minimal revenue and has an accumulated deficit of $12,052,724 and has funded its operations primarily through the issuance of short term debt and equity. This matter raises substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 12 – RELATED PARTIES

Fiscal year 2014

On February 19, 2014, the Company authorized the issuance of 2,800 common shares to David Garland, the Company’s CEO, for compensation of services. The shares were issued at $0.006 based on the market value of the common stock on the date of authorization for total compensation expense of $44,100.

On March 5, 2014, the Company authorized the issuance of 400 common shares to Rachel Boulds, the Company’s CFO, for compensation of services. The shares were issued at $0.005 based on the market value of the common stock on the date of authorization for total compensation expense of $5,200.

On March 5, 2014, the Company authorized the issuance of 350 common shares to C. David Pugh, the Company’s Chief Communications Officer, for conversion of accrued salary of $70,000.

On March 5, 2014, the Company issued 680 shares of common stock valued at $646,010, previously recorded as common stock payable.

As of September 30, 2014, the Company had total accrued compensation due to its officers of $634,700.

Fiscal year 2015

Loans payable:

On May 8, 2015, the Company executed a promissory note for $4,000 with Pat Ritchie, the mother of CEO, Jeff Ritchie. The loan is unsecured, accrues interest at 10% and is due within one year.

On September 25, 2015, the Company executed a promissory note with a shareholder party for $30,000. The $30,000 was previously credited to additional paid in capital; however, was changed to a promissory note as a result of a mutual agreement between the parties. The note is unsecured, accrues interest at 8% and matures March 25, 2016.

As of September 30, 2015, the Company owed a total of $8,687 to a former officer for advances made to the Company to pay for general operating expenses. The advances are unsecured, accrue no interest and are due on demand.

Stock transactions:

On December 1, 2014, the Company issued 5,000,000 shares of Series A Preferred stock to Jeff Ritchie, CEO for services rendered. The company had a valuation completed, by an independent third party, and as a result expensed the value of the Preferred A during the quarter at a value of $79,000.

On March 2, 2015, the Company issued 400 shares of common stock to Rachel Boulds, the former CFO for services. The shares were valued based on the closing price of the common stock on the date of grant for a total non-cash expense of $2,000.

On March 2, 2015, the Company issued 600,000 shares of common stock to Jeff Ritchie, Interim CEO for conversion of $15,000 of accrued salary. The shares were valued based on the closing price of the common stock on the date of grant which resulted in a loss on conversion of $2,985,000. June 4, 2015. Mr. Ritchie returned 40,000 shares to the Company. The Company credited loss on conversion of debt $200,000 due to the return of shares which resulted in a net issuance of 560,000 shares.

On June 11, 2015, the Company issued 40,500 shares of Series B preferred stock to officers in conversion of $101,246 of accrued compensation. The shares were valued based on the closing price of the common stock on the date of conversion which resulted in no loss on conversion as the value of the shares, which have no special voting rights, were the same as the $101,246 of accrued compensation.

On June 30, 2015, the Company issued 10 shares of Series AA preferred stock to its Jeff Ritchie, CEO. The company had a valuation completed resulting in non-cash compensation expense of $88,676.

On July 5, 2015, the Company executed a convertible note with a director for conversion of $40,000 of accrued salary. On July 30, 2015, the note was converted into 22,000 shares of Series B preferred stock. As the conversion occurred within the terms of the note agreement, no gain or loss was recognized.

On July 30, 2015, the Company authorized 22,000 shares of Series B preferred stock to a director in conversion of a $40,000 promissory note that was issued for conversion of accrued salary. As of September 30, 2015, the shares have not yet been issued resulting in a $40,000 credit to preferred stock payable. Due to the conversion within the terms of the agreement, no gain or loss was recognized.

Following is a summary of accrued officer compensation – related party, as of September 30:

Name and Title	2015	2014
Jeff Ritchie, CEO	$511,184	$406,734
C. David Pugh, CCO	20,000	56,250
Rachel Boulds, former CFO	12,165	6,190
David Garland, former CEO	65,400	53,400
Kenneth Eade, former CFO	112,126	112,126
	$720,875	$634,700

NOTE 13: SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events in accordance with ASC Topic 855. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements except for the following.

On October 1, 2015, the Company issued 7,123,060 shares of common stock to LG Capital Funding in conversion of $3,000 of principal and $305 of interest due to them.

On October 13, 2015, the Company issued 40,000,000 shares of common stock to VanCal Partners, LLC in conversion of $2,000 of principal due to them.

On October 14, 2015, the Company issued 49,333,333 shares of common stock to Jabro Funding Corp in conversion of $7,490 of principal due to them.

On November 9, 2015, the Company issued 49,769,655 shares of common stock to LG Capital Funding in conversion of $2,600 of principal and $287 of interest due to them.

On November 18, 2015, the Company issued 49,916,667 shares of common stock to Jabro Funding Corp in conversion of $2,995 of principal due to them.

On January 15, 2016, the Company executed a promissory note with a third party for $15,000. The note is unsecured, bears interest at 10% and is due within eighteen months. In connection with and for consideration of loaning the funds to the Company. The Company issued 2,000 shares of Series B preferred stock.

On February 17, 2016, the Company executed a convertible promissory note in the amount of $217,500 to T McNeil Advisors, LLC. The note was issued in consideration of consulting services to be provided. The note is unsecured, bears interest at 8% interest, and is due February 17, 2017. The note is convertible into shares of the Company’s common stock as a price of 55% of the lowest trade price for the twenty days prior to conversion.

On February 24, 2016, the Company issued a Convertible Promissory Note to LG Capital Funding, LLC, in the amount of $39,375. The note bears interest at a rate of 8% per annum, is unsecured and matures on February 24, 2017. The Note is convertible into common stock in whole or in part at any time after funding at a variable conversion price equal to a 50% discount of the lowest trading price in the 20-day trading price prior to the conversion date.

On March 1, 2016, the Company issued a Convertible Promissory Note to Cerberus Finance Group, LTD, in the amount of $39,375. The note bears interest at a rate of 8% per annum, is unsecured and matures on March 1, 2017. The Note is convertible into common stock in whole or in part at any time after funding at a variable conversion price equal to a 50% discount of the lowest trading price in the 20-day trading price prior to the conversion date.

On April 6, 2016, the Company issued a Convertible Promissory Note to LG Capital Funding, LLC, in the amount of $19,688. The note bears interest at a rate of 8% per annum, is unsecured and matures on April 6, 2017. The Note is convertible into common stock in whole or in part at any time after funding at a variable conversion price equal to a 50% discount of the lowest trading price in the 20-day trading price prior to the conversion date.

On April 6, 2016, the Company issued a Convertible Promissory Note to Cerberus Finance Group, LTD, in the amount of $39,375. The note bears interest at a rate of 8% per annum, is unsecured and matures on April 6, 2017. The Note is convertible into common stock in whole or in part at any time after funding at a variable conversion price equal to a 50% discount of the lowest trading price in the 20-day trading price prior to the conversion date.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statements disclosure.

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer who also acts as our principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, the Chief Executive Officer concluded that, as of September 30, 2015, these disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible to establish and maintain adequate internal control over financial reporting. Our Chief Executive Officer is responsible to design or supervise a process that provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The policies and procedures include:

•	maintenance of records in reasonable detail to accurately and fairly reflect the transactions and dispositions of assets,
•	reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors, and
•	reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of our Chief Executive Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period September 30, 2015.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our Chief Executive Officer concluded that, as of the end of the fiscal year September 30, 2015, our internal control over financial reporting were not effective at that reasonable assurance level. The following aspects of the Company were noted as potential material weaknesses:

•	lack of timely document preparation
•	lack of segregation of duties
•	complex accounting transaction expertise

Changes in Internal Controls over Financial Reporting

Our management has determined that there were no changes made in the implementation of our internal controls over financial reporting during the fourth quarter of the year ended September 30, 2015.

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

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of our current directors and executive officers. Our bylaws require at least three directors to serve until the earlier occurrence of the election of his or her successor at the next meeting of stockholders, death, resignation or removal by the Board of Directors.  Our executive officers are appointed by our board of directors and serve at its discretion. There are no family relationships among our directors, executive officers, director nominees.

Name	Age	Position
Jeff Ritchie	53	Chief Executive Officer, Interim Chief Financial Officer, Director
Rachel Boulds	46	Director
C. David Pugh	56	Chief Communications Officer
Patrick Peach	52	Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Jeff Ritchie.  Jeff Ritchie is the current Chief Executive Officer and a Director of the company, since 2008. Mr. Ritchie began his film career in post-production by using advancements in computer technology to create a cost-effective computer graphics company with such clients as Disney and CBS.  Having a lifelong passion for filmmaking Mr. Ritchie sold his company and started working in film production. Mr. Ritchie worked for various studios, completing over 15 films, during that time he quickly rose up the ranks of feature film producer, and has produced over a dozen feature films, written three produced scripts and produced numerous commercial.  Mr. Ritchie has experience in managing private production companies, working for such production companies as Crystal Sky Communications (Ghost Rider, Baby Geniuses), Roger Corman’s New Horizon (The Haunting of Hell House), has become a mainstay in the film industry and has developed solid relationships with studios and mini majors along with working relationships with production companies, sales distribution companies and with management and talent agencies. Ritchie’s film credits include 'SOULKEEPER' a film made on a very modest budget, which premiered on the sci-fi channel in 2001 and scored in the top non-theatrical sales week after week at video stores.

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

Rachel Boulds.  From August 2009 to the present, Ms. Boulds has been engaged in her sole accounting practice, preparing full disclosure financial statements for public companies to comply with GAAP and SEC requirements.  From August 2004 through July 2009, she was employed as an Audit Senior for HJ& Associates, LLC, where she performed audits and reviews for public and private companies, prepared financial statements to comply with GAAP and SEC requirements.   From 2003 through 2004, Ms. Boulds was employed as an Audit Senior for Mohler, Nixon and Williams, planning and performing audits, reviews and compilations, preparing form 5500 for filing with the Dept. of Labor. From September 2001 through July 2003, Ms. Boulds worked as an ABAS Associate for PriceWaterhouseCoopers, providing auditing services to public and private companies. From April 2000 through February 2001, she was employed as an e Commerce Accountant for the Walt Disney Group’s GO.com.  Ms. Boulds holds a B.S. in Accounting from San Jose University, 2001 and is licensed as a CPA in the state of Utah and California.

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

Item 11.  EXECUTIVE COMPENSATION

The following table provides information as to cash compensation of all officers of the Company, for each of the Company’s last two fiscal years.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation Earnings	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
David Garland, former CEO	2014 2015	$59,100 $0	$44,100 $0	$0 $0	$0 $0	$0 $0	$0 $0	$103,200 $0

Jeff Ritchie, CEO	2014 2015	$50,716 $30,550	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$50,716 $30,550

Rachel Boulds, former CFO	2014 2015	$15,910 $4,850	$5,200 $2,000	$0 $0	$0 $0	$0 $0	$0 $0	$21,10 $6,850

C. David Pugh, CCO	2014 2015	$2,000 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$2,000 $0

To date, we have not been able to fully compensate our officers with full cash payments, and they are due accrued salaries. There are no outstanding equity awards or options to officers issued or outstanding.

Director Compensation

We have not compensated any of the Directors for their services.

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

Corporate Governance

We do not have a standing nominating committee for directors, nor do we have an audit committee with an audit committee financial expert serving on that committee.  Our entire board of directors act as our nominating and audit committee.

Item 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Name of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent (%) of Common Stock
Named Executive Officers
Jeff Ritchie, Chief Executive Officer, Director (2)	562,414	*

Rachel Boulds, Director (3)	940	*

C. David Pugh, Chief Communication Officer (4)	575	*

Patrick Peach, Director (5)	2,080	*

All Directors and Officers as a Group (4 persons)	566,009	*
(*) Less than 1%

(1) The above table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable. Unless otherwise indicated, beneficial ownership is determined in accordance with the Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended, and includes voting or investment power with respect to the shares beneficially owned. Applicable percentages are based upon 323,474,377 shares of common stock outstanding as of May 25, 2016.

(2) Excludes 10 shares of Series AA Preferred Stock, and 5,000,000 shares of Series A Preferred Stock, and 15,057 held directly by Mr. Ritchie. If the votes of the Series AA and Series A Preferred Stock were taken into account, Jeff Ritchie would beneficially hold 96.17% of the voting securities of the Company.

(3) Excludes 24,023 shares of Series B Preferred Stock. Each shares of Series B is convertible into 100,000 shares of common.

(4) Excludes 38,514 shares of Series B Preferred Stock. Each shares of Series B is convertible into 100,000 shares of common.

(5) Excludes 52 shares of Series B Preferred Stock. Each shares of Series B is convertible into 100,000 shares of common.

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

On December 1, 2014, the Company issued 5,000,000 shares of Series A Preferred stock to Jeff Ritchie, CEO for services rendered. The company had a valuation completed, by an independent third party, and as a result expensed the value of the Preferred A during the quarter at a value of $79,000.

On March 2, 2015, the Company issued 400 shares of common stock to Rachel Boulds, the former CFO for services. The shares were valued based on the closing price of the common stock on the date of grant for a total non-cash expense of $2,000.

On March 2, 2015, the Company issued 600,000 shares of common stock to Jeff Ritchie, Interim CEO for conversion of $15,000 of accrued salary. The shares were valued based on the closing price of the common stock on the date of grant which resulted in a loss on conversion of $2,985,000. June 4, 2015. Mr. Ritchie returned 40,000 shares to the Company. The Company credited loss on conversion of debt $200,000 due to the return of shares which resulted in a net issuance of 560,000 shares.

On June 11, 2015, the Company issued 40,500 shares of Series B preferred stock to officers in conversion of $101,246 of accrued compensation. The shares were valued based on the closing price of the common stock on the date of conversion which resulted in no loss on conversion as the value of the shares, which have no special voting rights, were the same as the $101,246 of accrued compensation.

On June 30, 2015, the Company issued 10 shares of Series AA preferred stock to its Jeff Ritchie, CEO. The company had a valuation completed resulting in non-cash compensation expense of $88,676.

On July 5, 2015, the Company executed a convertible note with a director for conversion of $40,000 of accrued salary. On July 30, 2015, the note was converted into 22,000 shares of Series B preferred stock. As the conversion occurred within the terms of the note agreement, no gain or loss was recognized.

Director Independence

At this time the Company does not have a policy that its directors or a majority be independent of management.  The Company has at this time only three directors. It is the intention of the Company to implement a policy in the future that a majority of the Board members be independent of the Company’s management as the members of the board of director’s increases after implementation of the Company’s business plan.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table presents the aggregate fees billed for each of the last two fiscal years by our accounting firms, M&K CPAS, PLLC, in connection with the audit of our financial statements and other professional services rendered.

	2015	2014
Audit fees	$19,000	$15,500
Audit-related fees	$—	$—
Tax fees	$—	$—
All other fees	$—	$—

Audit fees represent fees for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related fees represent professional services rendered for assurance and related services by the accounting firm that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees.

Tax fees represent professional services rendered by the accounting firm for tax compliance, tax advice, and tax planning.

All other fees represent fees billed for products and services provided by the accounting firm, other than the services reported for the other three categories.

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
10.1	Convertible promissory note for $217,500 to T McNeil Advisors, LLC, dated February 17, 2016	X
10.2	Convertible Promissory Note to LG Capital Funding, LLC, in the amount of $39,375, dated February 24, 2016	X
10.3	Convertible Promissory Note to Cerberus Finance Group, LTD, in the amount of $39,375, dated March 1, 2016	X
10.4	Convertible Promissory Note to LG Capital Funding, LLC, in the amount of $19,688, dated April 6, 2016	X
10.5	Convertible Promissory Note to Cerberus Finance Group, LTD, in the amount of $39,375, dated April 6, 2016	X

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENT FILM DEVELOPMENT CORP

Date: June 6, 2016	By: Jeff Ritchie /s/ Jeff Ritchie Jeff Ritchie Chief Executive Officer Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jeff Ritchie Jeff Ritchie	Chief Executive Officer Interim Chief Financial Officer, Director	June 6, 2016
/s/ Rachel Boulds Rachel Boulds	Director	June 6, 2016
/s/ Patrick Peach Patrick Peach	Director	June 6, 2016

