Form 10-Q
period 2015-12-31
Independent Film Development CORP
filed 2016-07-14
CIK 1425883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

_X_	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2015

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

As of July 13, 2016, the issuer had 323,474,377 shares of common stock outstanding.

Transitional Small Business Disclosure Format:    Yes    ☐      No   ☒

Independent Film Development Corporation

FORM 10-Q

For the Quarterly Period Ended December 31, 2015

3

PART I – FINANCIAL INFORMATION

TABLE OF CONTENTS

Condensed Consolidated Balance Sheets as of December 31, 2015 and September 30, 2015 (unaudited)	5
Condensed Consolidated Statements of Operations for the three months ended December 31, 2015 and 2014 (unaudited)	6
Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2015 and 2014 (unaudited)	7
Condensed Notes to the Consolidated Financial Statements (unaudited)	8

Independent Film Development Corporation
Condensed Consolidated Balance Sheets
	December 31, 2015	September 30, 2015
ASSETS	(unaudited)
Cash	$6	$80
Prepaid	4,200	—
Total Current Assets	4,206	80
Security deposit	9,630	—
Fixed assets, net of accumulated depreciation of $0	12,500	—
Total Assets	$26,336	$80

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and other accruals	$119,828	$115,677
Deferred rent expense	13,814	—
Accrued officer compensation – related party	750,321	720,875
Accrued interest and penalties	360,250	351,874
Loans payable	39,243	8,493
Loans payable - related party	103,018	42,687
Derivative liability	19,613	127,202
Convertible notes payable, net of discount of $0 and $27,637, respectively	37,265	9,628
Convertible notes payable in default	154,995	168,430
Total Liabilities	1,598,347	1,544,866

Stockholders' Equity (Deficit):
Preferred Stock, $0.0001 par value, 4,980,000 shares authorized, none issued and outstanding	—	—
Series A Preferred Stock, $0.0001 par value, 5,000,000 shares authorized, 5,000,000 and 5,000,000 issued and outstanding, respectively	500	500
Series AA Preferred Stock, $0.0001 par value, 10 shares authorized, 10 and 10 issued and outstanding, respectively	—	—
Series B Preferred Stock, $0.0001 par value, 5,000,000 shares authorized, 57,268 and 57,298 issued and outstanding, respectively	6	6
Series F Preferred Stock, $0.0001 par value, 20,000 shares authorized, 20,000 and 20,000 issued and outstanding, respectively	2	2
Common stock, $0.00001 par value, 485,000,000 shares authorized, 323,475,577 and 67,398,079 issued and outstanding, respectively	3,234	674
Additional paid in capital	10,455,018	10,400,286
Common stock payable	38,000	61,470
Series B Preferred Stock payable	45,000	45,000
Accumulated deficit	(12,113,771)	(12,052,724)
Total Stockholders' Equity (Deficit)	(1,572,011)	(1,544,786)
Total Liabilities and Stockholders' Equity (Deficit)	$26,336	$80

The accompanying notes are an integral part of these condensed consolidated financial statements.
5

Independent Film Development Corporation Condensed Consolidated Statements of Operations (unaudited)
	For the Three Months Ended December 31,
	2015	2014
Sales	$12,293	$—
Cost of sales	6,922	—
Gross margin	5,371	—

Expenses:
Officer compensation	40,000	171,775
Professional fees	4,375	5,275
General and administrative	77,882	9,766
Total operating expenses	122,257	186,816
Net loss from operations	$(116,886)	$(186,816)

Other income and (expense):
Gain (loss) on derivative liability	90,745	(44,629)
Penalty expense	—	(31,875)
Interest expense	(34,906)	(59,127)
Total other income (expense)	55,839	(135,631)
Net loss	$(61,047)	$(322,447)

Loss per share
Basic	$(0.00)	$(7,69)
Weighted average shares outstanding
Basic	67,445,210	41,913

The accompanying notes are an integral part of these condensed consolidated financial statements.

Independent Film Development Corporation
Condensed Consolidated Statements of Cash Flows (unaudited)
	For the Three Months Ended
	December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(61,047)	$(322,447)
Adjustments to reconcile net (loss) to total cash used in operations:
Preferred stock for compensation	—	79,000
Change in fair value of derivative liabilities	(90,745)	44,629
Debt discount amortization	25,938	51,216
Change in assets and liabilities:
Other assets	(13,830)	31,875
Accounts payable & accruals	4,145	5,154
Accrued expenses	22,788	6,125
Increase in accrued compensation	29,446	64,733
Net cash used in operating activities	(83,305)	(39,715)

Cash flows from investing activities:
Cash paid for equipment	(12,500)	—
Net cash used in investing activities	(12,500)	—

Cash flows from financing activities:
Cash received from notes payable	5,400	—
Cash received from loans payable, related party	90,331	—
Payment on convertible notes	—	(7,585)
Proceeds from the sale of common stock	—	3,000
Net cash provided (used) by financing activities	95,731	(4,585)
Net decrease in cash	(74)	(44,300)
Cash at beginning of period	80	81,980
Cash at end of period	$6	$37,680

Cash paid for:
Interest	$—	$—
Taxes	$—	$—
Supplemental disclosure of non-cash activities
Common stock issued for accounts payable	$—	$35,000
Common stock issued for stock payable	$23,470	$—
Common stock issued for conversion of debt	$16,978	$11,830
Settlement of derivative liability	$16,844	$19,629

The accompanying notes are an integral part of these condensed consolidated financial statements.

Independent Film Development Corporation

Notes to Condensed Consolidated Financial Statements

December 31, 2015

(Unaudited)

NOTE 1: HISTORY OF OPERATIONS

Business Activity

Independent Film Development Corporation (“IFLM”) was incorporated in the State of Nevada on September 14, 2007. The Company’s current plan of operations consists of three parts:

To begin operations of IFLM’s newly acquired hospitality asset, C2C Restaurant Group, Inc. (“C2C”). The first restaurant to fall under C2C, Chef Eddie G’s Kitchen, was opened in December 2015 in Manhattan’s East Harlem neighborhood in New York City.

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

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

Basis of Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission ("SEC") for interim financial information and the SEC instructions to Form 10-Q, accordingly, they do not include all of the information and footnotes required by U.S. GAAP for completed financial statements. In the opinion of management, all adjustments necessary in order for the financial statements to not be misleading have been reflected herein. Operating results for the interim period ended December 31, 2015 are not necessarily indicative of the results that can be expected for the full year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended September 30, 2015.

Use of Estimates

In preparing financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of expenses during the reporting period. Due to inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in these estimates. On an ongoing basis, the Company evaluates its estimates and assumptions. These estimates and assumptions include valuing equity securities in share-based payment arrangements, estimating the fair value of equity instruments recorded as derivative liabilities, and estimating the useful lives of amortizable assets and whether impairment charges may apply.

Principles of Consolidation

The consolidated financial statements include the accounts of Independent Film Development Corporation and its wholly-owned subsidiary C2C Restaurant Group, Inc. All significant intercompany accounts and transactions have been eliminated.

Segment Reporting

FASB ASC Topic 280, Segment Reporting, requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one reportable segments. See Note 7.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments.  The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2015.

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2015 and September 30, 2015 on a recurring basis:

December 31, 2015

Description	Level 1	Level 2	Level 3	Total Gains and (Losses)
Derivative	-	-	19,613	90,745
Total	$-	$-	$19,613	$90,745

September 30, 2015

Description	Level 1	Level 2	Level 3	Total Gains and (Losses)
Derivative	-	-	127,202	(128,079)
Total	$-	$-	$127,202	$(128,079)

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

Recent Accounting Pronouncements

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

NOTE 4: CONVERTIBLE DEBENTURES

On April 9, 2012, the Company entered into a $100,000 convertible debenture with Neil Linder. The debenture accrued interest of 12% and matured on April 9, 2013. Mr. Linder has the right to convert all or a portion of the principal into shares of common stock at a conversion price equal to the lesser of fifty percent (50%) of the average of the closing bid price of common stock during the five trading days immediately preceding the conversion date, or fifty percent (50%) of the closing bid price of the Common Stock on the date of issuance as quoted by Bloomberg, LP. Pursuant to the terms of this debenture, the holder shall not be entitled to convert a number of shares that would exceed 4.99% of the outstanding shares of the Company’s common stock. Based on the initial valuation the Company has recorded a debt discount of $49,532, $15,994 of which was amortized in the fiscal year ended September 30, 2012 with the remaining $33,538 amortized the fiscal year ended September 30, 2013. During the fiscal year ending September 30, 2013, $13,950 of the $100,000 debenture was converted into 821 shares of common stock. This conversion was converted within the terms of the agreement. On March 30, 2015, $4,000 of accrued interest was converted into 1,600 shares of common stock. In addition, as a consequence of the triggering of the default provision of the debenture the interest on the debenture has been instated at a rate of 18%, a $1,000 per business day penalty was being imposed for failure to execute a conversion in a timely manner, and an additional accrual of $112,509 was accounted for as a result of a provision requiring additional funds due in the event that a “default payment” is made by the Company. As of December 31, 2015 $86,050 of the principal face value of the Debenture remains outstanding along with $332,424 of accrued penalties and interest. This note is currently in default.

NOTE 5: ACCRUED INTEREST AND PENALTIES

Following is a summary of the Company’s accrued penalties and interest as of:

	December 31, 2015	September 30, 2015
Neil Linder – accrued penalties and interest (refer to Note 4)	$332,424	$328,531
Other convertible debt – accrued interest (refer to Note 6)	20,820	17,965
Loans payable – accrued interest (refer to Note 7)	7,006	5,378
	$360,250	$351,874

NOTE 6: CONVERTIBLE NOTES PAYABLE

On April 28, 2014, the Company issued a Convertible Promissory Note to KBM Worldwide, Inc. in the amount of $37,500. The note bears interest at a rate of 8% per annum but was increased to 22% on the maturity date, is unsecured and matured on January 30, 2015. The Note is convertible into common stock in whole or in part 180 days after funding at a variable conversion price equal to a 42% discount to the average of the lowest three trading prices in the 10-day trading price prior to the conversion date. As a result of the conversion feature the Company has recorded a debt discount of $37,500, all of which has been amortized to interest expense. The discount was determined by calculating the intrinsic value of the loan based on the stock price on the date of the loan of $0.015 and the conversion price of $0.00406. The intrinsic value was $101,047; however, the discount is limited to the amount of the loan. On September 30, 2015, $22,970 of principal was converted into 49,937,783 shares of common stock. During the three months ended December 31, 2015, $10,485 of principle was converted into 99,250,000 shares of common stock. On December 31, 2015, the fair value of the derivative was calculated using a multi-nomial lattice model. As of December 31, 2015, there is $4,045 of principal and $7,853 of accrued interest due on this note. This note is currently past due.

On June 25, 2014, the Company issued a Convertible Promissory Note to LG Capital Funding, LLC, in the amount of $47,500. The note bears interest at a rate of 8% per annum, is unsecured and matures on June 25, 2015. The Note is convertible into common stock in whole or in part 180 days after funding at a variable conversion price equal to a 42% discount of the lowest trading price in the 20-day trading price prior to the conversion date. As a result of the conversion feature the Company has recorded a debt discount of $47,500, all of which has been amortized to interest expense. The discount was determined by calculating the intrinsic value of the loan based on the stock price on the date of the loan of $0.011 and the conversion price of $0.0035. The intrinsic value was $102,644; however, the discount is limited to the amount of the loan. On April 16, 2015, $1,500 of principal and $97 of interest was converted into 3,060,000 shares of common stock. On May 28, 2015, $8,000 of principal and $591 of interest was converted into 29,624 shares of common stock. On August 25, 2015, $5,000 of principal and $468 of interest was converted into 897,857 shares of common stock. During the three months ended December 31, 2015, $5,600 of principle and $592 of interest was converted into 56,892,715 shares of common stock. Due to the conversion within the terms of the agreement, no gain or loss was recognized. On December 31, 2015, the fair value of the derivative was calculated using a multi-nomial lattice model. As of December 31, 2015, there is $27,400 of principal and $4,645 of accrued interest due on this note. This note is currently past due.

On July 17, 2014, the Company issued a Convertible Promissory Note to KBM Worldwide, Inc. in the amount of $37,500. The note bears interest at a rate of 8% per annum, is unsecured and matures on April 21, 2015. The Note is convertible into common stock in whole or in part 180 days after funding at a variable conversion price equal to a 42% discount to the average of the lowest three trading prices in the 10-day trading price prior to the conversion date. As a result of the conversion feature the Company has recorded a debt discount of $37,500, all of which has been amortized to interest expense. The discount was determined by calculating the intrinsic value of the loan based on the stock price on the date of the loan of $0.0114 and the conversion price of $0.00518. The intrinsic value was $45,008; however, the discount is limited to the amount of the loan. On December 31, 2015, the fair value of the derivative was calculated using a multi-nomial lattice model. As of December 31, 2015, there is $37,500 of principal and $8,323 of accrued interest due on this note. This note is currently past due.

On March 19, 2015, the Company executed a convertible promissory note for $7,500 with John D Thomas in exchange for legal services. The note is unsecured, accrued interest at 10% and is due on demand. The Note is convertible into common stock at $.00001 per share. As a result of the conversion feature the Company has recorded a debt discount of $7,500 all of which has been amortized to interest expense. As of December 31, 2015 there is $7,500 of principal and $590 of accrued interest due on this note.

On May 18, 2015, the Company executed a convertible promissory note for $16,700 with Syndicate Consulting, Inc. The note is unsecured, accrued interest at 10% and is due on demand. The Note is convertible into common stock at $.00005 per share. As a result of the conversion feature the Company has recorded a debt discount of $16,700 all of which has been amortized to interest expense. The discount was determined by calculating the intrinsic value of the loan based on the stock price on the date of the loan of $0.0007 and the conversion price of $0.00005. The intrinsic value was limited to the amount of the loan. As of December 31, 2015 there is $17,850 of principal and $1,503 of accrued interest due on this note.

On May 20, 2015, the Company executed a convertible promissory note for $5,925 with Syndicate Consulting, Inc. The note is unsecured, accrued interest at 10% and is due on demand. The Note is convertible into common stock at $.00005 per share. As a result of the conversion feature the Company has recorded a debt discount of $5,925 all of which has been amortized to interest expense. The discount was determined by calculating the intrinsic value of the loan based on the stock price on the date of the loan of $0.0003 and the conversion price of $0.00005. The intrinsic value was limited to the amount of the loan. As of December 31, 2015 there is $5,925 of principal and $149 of accrued interest due on this note. On August 18, 2015, Syndicate loaned the Company an additional $5,990. This loan is due on demand.

On July 5, 2015, the Company executed a convertible note with a director for conversion of $40,000 of accrued salary. On July 30, 2015, the note was converted into 22,000 shares of Series B preferred stock. As the conversion occurred within the terms of the note agreement, no gain or loss was recognized.

A summary of outstanding convertible notes as of December 31, 2015 is as follows:

Note Holder	Issue Date	Maturity Date	Stated Interest Rate	Principal Balance Outstanding 12/31/2015
Neil Linder	4/9/2012	4/9/2013	18%	$86,050
Jabro Funding Corp	4/28/2014	1/30/2015	22%	4,045
LG Capital Funding	6/25/2014	6/25/2015	16%	27,400
Jabro Funding Corp	7/17/2014	4/21/2015	22%	37,500
John D Thomas	3/19/2015	Demand	10%	7,500
Syndicate Consulting, Inc.	5/18/2015	Demand	10%	17,850
Syndicate Consulting, Inc.	5/20/2015	Demand	10%	5,925
Syndicate Consulting, Inc.	8/18/2015	Demand	0%	5,990
Total				192,260

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at September 30, 2014	$183,648
Decrease in derivative due to payment/conversion of debt	(259,649)
Increase to derivative due to debt discount	75,125
Increase to derivative due to new issuances	1,778,224
Derivative (gain) due to mark to market adjustment	(1,650,146)
Balance at September 30, 2015	127,202
Decrease in derivative due to conversion of debt	(16,844)
Derivative gain due to mark to market adjustment	(90,745)
Balance at December 31, 2015	$19,613

NOTE 7: LOANS PAYABLE – RELATED PARTY AND THIRD PARTY

Third Party

On September 25, 2015, the Company executed a promissory note with a shareholder for $30,000. The $30,000 was previously credited to additional paid in capital; however, was changed to a promissory note as a result of a mutual agreement between the parties. The note is unsecured, accrues interest at 8% and matures March 25, 2016.

As of December 31, 2015 and September 30, 2015, the Company owed a total of $9,243 and $8,493, respectively to various third parties. All amounts are due on demand.

Related Party

On May 8, 2015, the Company executed a promissory note for $4,000 with Pat Ritchie, the mother of CEO, Jeff Ritchie. The loan is unsecured, accrues interest at 10% and is due within one year.

As of December 31, 2015, the Company owed a total of $8,687 to a former officer for advances made to the Company to pay for general operating expenses. The advances are unsecured, accrue no interest and are due on demand.

On November 3, 2015 and November 24, 2015, the Company executed a promissory note for $4,100 and $4,000, respectively with the sister of CEO, Jeff Ritchie. The loans are unsecured, accrue interest at 10% and are due within one year.

During the three months ended December 31, 2015, Edward Gallagher, owner/operator of C2C restaurant Group, Inc. advanced the Company $82,231 to pay for expenses related to the setup and opening of the restaurant. The advance is unsecured, non-interest bearing and due on demand. As of December 31, 2015, $82,231 remains outstanding.

NOTE 8: COMMON STOCK TRANSACTIONS

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

Fiscal year 2016

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

NOTE 9: PREFERRED STOCK

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

On September 21, 2015, the Company entered into a share purchase agreement, by and among the Company, C2C Restaurant Group, Inc., a New York corporation and a restaurant holding company (“C2C”), and the shareholders of C2C, pursuant to which the Company purchased all of the outstanding common stock of C2C in exchange for 20,000 shares of our Series F preferred stock, par value $0.0001. Based upon a third party valuation the purchase was fair valued in two parts. First, a value of $5,600 was capitalized as a trade name for Chef Eddie G's Kitchen. This will be amortized over fifteen years, and is shown net of $8 amortization expense as of September 30, 2015. Second the Company recorded goodwill in the amount of $117,754. Refer to Note 3.

NOTE 10 – SEGMENT REPORTING

Segment Reporting

ASC Topic 280, Segment Reporting, requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company has one reportable segments: C2C Restaurant Group, Inc. C2C currently has one restaurant open and operating in New York City.

The following tables summarize the Company’s segment information for the three months ended December 31, 2015:

Three Months Ended December 31, 2015
Sales
C2C Restaurant Group, Inc.	$12,293
Corporate	—
$12,293
Cost of sales
C2C Restaurant Group, Inc.	$6,922
Corporate	—
$6,922
Gross margin
C2C Restaurant Group, Inc.	$5,371
Corporate	—
$5,371
Operating expenses
C2C Restaurant Group, Inc.	$75,820
Corporate	46,437
$122,257
Loss from operations
C2C Restaurant Group, Inc.	$(70,449)
Corporate	(46,437)
$(116,886)
Other income
C2C Restaurant Group, Inc.	$—
Corporate	80,709
$80,709
Net income (loss)
C2C Restaurant Group, Inc.	$(70,449)
Corporate	34,272
$(36,177)

As of
December 31,
2015
Total Assets
C2C Restaurant Group, Inc.	$26,330
Corporate	6
$26,336
Total Liabilities
C2C Restaurant Group, Inc.	$97,035
Corporate	1,501.312
$1,598,347
16

NOTE 11: GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has generated minimal revenue and has an accumulated deficit of $12,113,771 and has funded its operations primarily through the issuance of short term debt and equity. This matter raises substantial doubt about the Company's ability to continue as a going concern.

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

As of December 31, 2015, the Company owed a total of $8,687 to a former officer for advances made to the Company to pay for general operating expenses. The advances are unsecured, accrue no interest and are due on demand.

On November 3, 2015 and November 24, 2015, the Company executed a promissory note for $4,100 and $4,000, respectively with the sister of CEO, Jeff Ritchie. The loans are unsecured, accrue interest at 10% and are due within one year.

During the three months ended December 31, 2015, Edward Gallagher, owner/operator of C2C restaurant Group, Inc. advanced the Company $82,231 to pay for expenses related to the setup and opening of the restaurant. The advance is unsecured, non-interest bearing and due on demand. As of December 31, 2015, $82,231 remains outstanding.

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

Fiscal year 2016

Loans payable:

During the three months ended December 31, 2015, Edward Gallagher, owner/operator of C2C restaurant Group, Inc. advanced the Company $82,231 to pay for expenses related to the setup and opening of the restaurant. The advance is unsecured, non-interest bearing and due on demand.

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

Item 2:  Management’s Discussion and Analysis or Plan of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this filing as well as with Management’s Discussion and Analysis or Plan of Operations contained in the Company’s Report on Form 10-K, for the year ended September 30, 2015, filed with the Securities and Exchange Commission.

Forward Looking Statements

Certain matters discussed herein are forward-looking statements. Such forward-looking statements contained in this Form 10-Q involve risks and uncertainties, including statements as to:

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

Results of Operations – Three Months Ended December 31, 2015 as Compared to the Three Months Ended December 31, 2014

Sales and cost of sales

During the three months ended December 31, 2015, we realized our first revenues from our new subsidiary C2C Restaurant Group, Inc. C2C opened its first location in December in New York City. The restaurant generated $12,293 in sales in its first month of operation. Cost of sales was $6,922 for a gross margin of $5,371.

Operating Expenses

Professional fees for the three months ended December 31, 2015 were $4,375, as compared to $5,275 for the three months ended December 31, 2014, a decrease of $900 or 17%.  Professional fees mainly consist of legal, auditor and other fees associated with the Company’s quarterly filings and year-end audit.

Officer compensation expense for the three months ended December 31, 2015 decreased $131,775 or 76.7% to $40,000, as compared to $171,775 for the three months ended December 31, 2014.  The expense consists of cash payments, accrued salary and stock. The decrease in compensation is due to no stock issued for compensation in the current period as well as a decrease in officer compensation in an effort to reduce liabilities.

General and administrative expense increased $68,116 or 697.4% to $77,882 for the three months ended December 31, 2015 from $9,766 for the three months ended December 31, 2014. The increase in the current period can be attributed to expenses incurred with the setup and opening in the restaurant.

Other Income/Expenses

Total other income/expense increased from a loss of $135,631 for the three months ended December 31, 2014 to a gain of $55,839 for the three months ended December 31, 2015. In the current year we recognized a $90,745 gain from the change in derivative which was offset by $34,906 of interest expense.

Net Income (Loss)

We recorded a net loss of $61,047 for the three months ended December 31, 2015, as compared to $322,447 for the three months ended December 31, 2014.  Our decrease in the net loss for the year can be contributed to lower stock compensation expense for officers and lower other expense.

Liquidity and Capital Resources

At December 31, 2015, we had an accumulated deficit of $12,113,771 and a working capital deficit of $1,572,011. For the three months ended December 31, 2015, net cash used in operating activities was $83,305.

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

FASB ASC Topic 280, Segment Reporting, requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one reportable segments. See Note 7.

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

Item 4: Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended December 31, 2015.

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

Changes in Internal Controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the quarter ended December 31, 2015.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Date: July 13, 2016	INDEPENDENT FILM DEVELOPMENT CORPORATION BY: Jeff Ritchie /s/ Jeff Ritchie Jeff Ritchie Chief Executive Officer, Chief Financial Officer & Director

