Form 10-Q
period 2016-03-31
Independent Film Development CORP
filed 2016-08-24
CIK 1425883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

_X_	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

As of August 23, 2016, the issuer had 323,474,377 shares of common stock outstanding.

Transitional Small Business Disclosure Format:    Yes    ☐      No   ☒

Independent Film Development Corporation

FORM 10-Q

For the Quarterly Period Ended March 31, 2016

3

PART I – FINANCIAL INFORMATION

TABLE OF CONTENTS

Condensed Consolidated Balance Sheets as of March 31, 2016 and September 30, 2015 (unaudited)	5
Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2016 and 2015 (unaudited)	6
Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2016 and 2015 (unaudited)	7
Condensed Notes to the Consolidated Financial Statements (unaudited)	8

Independent Film Development Corporation
Condensed Consolidated Balance Sheets
	March 31, 2016	September 30, 2015
ASSETS	(unaudited)
Cash	$9,800	$80
Prepaid	105,700	—
Total Current Assets	115,500	80
Security deposit	9,630	—
Fixed assets, net of accumulated depreciation of $1,042	11,458	—
Total Assets	$136,588	$80

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and other accruals	$116,108	$115,677
Deferred rent expense	27,628	—
Accrued officer compensation – related party	741,906	720,875
Accrued interest and penalties	364,469	351,874
Loans payable, net of discount of $8,995 and $0, respectively	45,249	38,493
Loans payable - related party	103,018	12,687
Derivative liability	352,595	127,202
Convertible notes payable, net of discount of $180,896 and $27,637, respectively	152,619	9,628
Convertible notes payable in default	154,995	168,430
Total Liabilities	2,058,587	1,544,866

Stockholders' Equity (Deficit):
Preferred Stock, $0.0001 par value, 4,980,000 shares authorized, none issued and outstanding	—	—
Series A Preferred Stock, $0.0001 par value, 5,000,000 shares authorized, 5,000,000 and 5,000,000 issued and outstanding, respectively	500	500
Series AA Preferred Stock, $0.0001 par value, 10 shares authorized, 10 and 10 issued and outstanding, respectively	—	—
Series B Preferred Stock, $0.0001 par value, 5,000,000 shares authorized, 83,268 and 57,298 issued and outstanding, respectively	8	6
Series F Preferred Stock, $0.0001 par value, 20,000 shares authorized, 20,000 and 20,000 issued and outstanding, respectively	2	2
Common stock, $0.00001 par value, 485,000,000 shares authorized, 323,474,377 and 67,398,079 issued and outstanding, respectively	3,234	674
Additional paid in capital	10,520,016	10,400,286
Common stock payable	38,000	61,470
Series B Preferred Stock payable	—	45,000
Accumulated deficit	(12,483,759)	(12,052,724)
Total Stockholders' Equity (Deficit)	(1,921,999)	(1,544,786)
Total Liabilities and Stockholders' Equity (Deficit)	$136,588	$80

The accompanying notes are an integral part of these condensed consolidated financial statements.
5

Independent Film Development Corporation Statements of Operations (unaudited)
	For the three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2016	2015	2016	2015

Revenue	$30,628	$—	$42,921	$—
Cost of sales	(13,547)	—	(20,469)	—
Gross margin	17,081	—	22,452	—

Operating Expenses:
Officer compensation	32,500	59,226	72,500	231,001
Professional fees	8,100	18,561	12,475	23,836
General and administrative	175,409	5,054	253,291	14,820
Total operating expenses	216,009	82,841	338,266	269,657
Loss from operations	(198,928)	(82,841)	(315,814)	(269,657)

Other income and (expense):
Gain (loss) on derivative liability	(142,063)	21,841	(51,318)	(22,788)
Loss on settlement of debt	—	(3,107,500)	—	(3,107,500)
Penalty expense	—	—	—	(31,875)
Interest expense	(28,997)	(37,108)	(63,903)	(96,235)
Total other expense	(171,060)	(3,122,767)	(115,221)	(3,258,398)

Net loss	$(369,988)	$(3,205,608)	$(431,035)	$(3,528,055)

Loss per share:
Basic	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average shares:
Outstanding basic	323,474,377	617,231,755	291,975,974	358,192,042

The accompanying notes are an integral part of these condensed consolidated financial statements.

Independent Film Development Corporation
Statements of Cash Flows (unaudited)
	For the Six Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(431,035)	$(3,528,055)
Adjustments to reconcile net (loss) to total cash used in operations:
Preferred stock for compensation	—	79,000
Common stock for compensation	—	2,000
(Gain) loss on derivative liability	51,318	22,788
(Gain) loss on extinguishment of debt	—	3,107,500
Debt discount amortization	50,716	78,856
Depreciation expense	1,042	—
Change in assets and liabilities:
Prepaid expenses	$111,800	$—
Other assets	(9,630)	33,375
Accounts payable & accruals	37,497	14,050
Increase in accrued compensation	21,031	102,650
Net cash used in operating activities	(167,261)	(87,836)

Cash flows from investing activities
Purchase of fixed assets	(12,500)	—
Net cash used by investing activities	(12,500)	—

Cash flows from financing activities:
Cash received from convertible notes	99,150	20,200
Payment on convertible notes	—	(7,585)
Cash received from loans payable, related party	90,331	—
Proceeds from the sale of common stock	—	3,000
Net cash provided by financing activities	189,481	15,615
Net increase (decrease) in cash	9,720	(72,221)
Cash at beginning of period	80	81,980
Cash at end of period	$9,800	$9,759

Cash paid for:
Interest	$—	$—
Taxes	$—	$—
Supplemental disclosure of non-cash activities
Common stock issued for accounts payable and accrued interest	$—	$39,000
Common stock issued for conversion of debt	$16,978	$14,330
Settlement of derivative liability	$16,844	$24,062
Issuance of derivative on convertible note	$246,746	$—
Issuance of debt for prepaid services	$217,500	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Independent Film Development Corporation

Notes to Condensed Consolidated Financial Statements

March 31, 2016

(Unaudited)

NOTE 1: HISTORY OF OPERATIONS

Business Activity

Independent Film Development Corporation (“IFLM”) was incorporated in the State of Nevada on September 14, 2007. The Company’s current plan of operations consists of three parts:

To operate the Company’s newly acquired hospitality asset, C2C Restaurant Group, Inc. (“C2C”). The first restaurant to fall under C2C, Chef Eddie G’s Kitchen, was opened in December 2015 in Manhattan’s East Harlem neighborhood in New York City.

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

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

Basis of Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission ("SEC") for interim financial information and the SEC instructions to Form 10-Q, accordingly, they do not include all of the information and footnotes required by U.S. GAAP for completed financial statements. In the opinion of management, all adjustments necessary in order for the financial statements to not be misleading have been reflected herein. Operating results for the interim period ended March 31, 2016 are not necessarily indicative of the results that can be expected for the full year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended September 30, 2015.

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

Reclassifications

Certain reclassifications have been made to the prior year financial information to conform to the presentation used in the financial statements for the six months ended March 31, 2016.

Revenue recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition, which has four basic criteria that must be met before revenue is recognized: 1) existence of persuasive evidence that an arrangement exists; 2) delivery has occurred or services have been rendered; 3) the seller’s price to the buyer is fixed and determinable; and 4) collection is reasonably assured. The Company’s revenue is recognized when payment is tendered at the time of sale. The Company presents sales net of sales-related taxes.

Segment Reporting

FASB ASC Topic 280, Segment Reporting, requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one reportable segments. See Note 9.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments.  The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2016.

The following table presents assets and liabilities that are measured and recognized at fair value as of March 31, 2016 and September 30, 2015 on a recurring basis:

March 31, 2016

Description	Level 1	Level 2	Level 3	Total Gains and (Losses)
Derivative	-	-	352,595	4,511
Total	$-	$-	$352,595	$4,511

September 30, 2015

Description	Level 1	Level 2	Level 3	Total Gains and (Losses)
Derivative	-	-	127,202	(128,079)
Total	$-	$-	$127,202	$(128,079)

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

NOTE 4: ACCRUED INTEREST AND PENALTIES

Following is a summary of the Company’s accrued penalties and interest as of:

	March 31, 2016	September 30, 2015
Neil Linder – accrued penalties and interest (refer to Note 5)	$336,275	$328,531
Other convertible debt – accrued interest (refer to Note 5)	22,155	17,965
Loans payable – accrued interest (refer to Note 6)	6,039	5,378
	$364,469	$351,874

NOTE 5: CONVERTIBLE NOTES PAYABLE

On April 9, 2012, the Company entered into a $100,000 convertible debenture with Neil Linder. The debenture accrued interest of 12% and matured on April 9, 2013. Mr. Linder has the right to convert all or a portion of the principal into shares of common stock at a conversion price equal to the lesser of fifty percent (50%) of the average of the closing bid price of common stock during the five trading days immediately preceding the conversion date, or fifty percent (50%) of the closing bid price of the Common Stock on the date of issuance as quoted by Bloomberg, LP. Pursuant to the terms of this debenture, the holder shall not be entitled to convert a number of shares that would exceed 4.99% of the outstanding shares of the Company’s common stock. Based on the initial valuation the Company has recorded a debt discount of $49,532, $15,994 of which was amortized in the fiscal year ended September 30, 2012 with the remaining $33,538 amortized the fiscal year ended September 30, 2013. During the fiscal year ending September 30, 2013, $13,950 of the $100,000 debenture was converted into 821 shares of common stock. This conversion was converted within the terms of the agreement. On March 30, 2015, $4,000 of accrued interest was converted into 1,600 shares of common stock. In addition, as a consequence of the triggering of the default provision of the debenture the interest on the debenture has been instated at a rate of 18%, a $1,000 per business day penalty was being imposed for failure to execute a conversion in a timely manner, and an additional accrual of $112,509 was accounted for as a result of a provision requiring additional funds due in the event that a “default payment” is made by the Company. As of September 30, 2015 $86,050 of the principal face value of the Debenture remains outstanding along with $285,509 of accrued penalties and interest. As of March 31, 2016, $86,050 of the principal face value of the Debenture remains outstanding along with $336,275 of accrued penalties and interest. This note is currently in default.

On April 28, 2014, the Company issued a Convertible Promissory Note to KBM Worldwide, Inc. in the amount of $37,500. The note bears interest at a rate of 8% per annum but was increased to 22% on the maturity date, is unsecured and matured on January 30, 2015. The Note is convertible into common stock in whole or in part 180 days after funding at a variable conversion price equal to a 42% discount to the average of the lowest three trading prices in the 10-day trading price prior to the conversion date. As a result of the conversion feature the Company has recorded a debt discount of $37,500, all of which has been amortized to interest expense as of September 30, 2015. The discount was determined by calculating the intrinsic value of the loan based on the stock price on the date of the loan of $0.015 and the conversion price of $0.00406. The intrinsic value was $101,047; however, the discount is limited to the amount of the loan. On September 30, 2015, $22,970 of principal was converted into 49,937,783 shares of common stock. During the six months ended March 31, 2016, $10,485 of principle was converted into 99,250,000 shares of common stock. On March 31, 2016, the fair value of the derivative was calculated using a multi-nomial lattice model. As of September 30, 2015, there is $14,530 of principal and $7,629 of accrued interest due on this note. As of March 31, 2016, there is $4,045 of principal and $8,074 of accrued interest due on this note. This note is currently past due.

On June 25, 2014, the Company issued a Convertible Promissory Note to LG Capital Funding, LLC, in the amount of $47,500. The note bears interest at a rate of 8% per annum, is unsecured and matures on June 25, 2015. The Note is convertible into common stock in whole or in part 180 days after funding at a variable conversion price equal to a 42% discount of the lowest trading price in the 20-day trading price prior to the conversion date. As a result of the conversion feature the Company has recorded a debt discount of $47,500, all of which has been amortized to interest expense as of September 30, 2015. The discount was determined by calculating the intrinsic value of the loan based on the stock price on the date of the loan of $0.011 and the conversion price of $0.0035. The intrinsic value was $102,644; however, the discount is limited to the amount of the loan. On April 16, 2015, $1,500 of principal and $97 of interest was converted into 3,060,000 shares of common stock. On May 28, 2015, $8,000 of principal and $591 of interest was converted into 29,624 shares of common stock. On August 25, 2015, $5,000 of principal and $468 of interest was converted into 897,857 shares of common stock. During the six months ended March 31, 2016, $5,600 of principle and $592 of interest was converted into 56,892,715 shares of common stock. Due to the conversion within the terms of the agreement, no gain or loss was recognized. On March 31, 2016, the fair value of the derivative was calculated using a multi-nomial lattice model. As of September 30, 2015, there is $33,000 of principal and $4,088 of accrued interest on this note. As of March 31, 2016, there is $27,400 of principal and $5,735 of accrued interest due on this note. This note is currently past due.

On July 17, 2014, the Company issued a Convertible Promissory Note to KBM Worldwide, Inc. in the amount of $37,500. The note bears interest at a rate of 8% per annum, is unsecured and matures on April 21, 2015. The Note is convertible into common stock in whole or in part 180 days after funding at a variable conversion price equal to a 42% discount to the average of the lowest three trading prices in the 10-day trading price prior to the conversion date. As a result of the conversion feature the Company has recorded a debt discount of $37,500, all of which has been amortized to interest expense as of September 30, 2015. The discount was determined by calculating the intrinsic value of the loan based on the stock price on the date of the loan of $0.0114 and the conversion price of $0.00518. The intrinsic value was $45,008; however, the discount is limited to the amount of the loan. On March 31, 2016, the fair value of the derivative was calculated using a multi-nomial lattice model. As of September 30, 2015, there is $37,500 of principal and $6,249 of accrued interest on this note. As of March 31, 2016, there is $37,500 of principal and $10,374 of accrued interest due on this note. This note is currently past due.

On March 19, 2015, the Company executed a convertible promissory note for $7,500 with John D Thomas in exchange for legal services. The note is unsecured, accrued interest at 10% and is due on demand. The Note is convertible into common stock at $.00001 per share. As a result of the conversion feature the Company has recorded a debt discount of $7,500 all of which has been amortized to interest expense as of March 31, 2016. As of September 30, 2015, there is $7,500 of principal and $401 of accrued interest on this note. As of March 31, 2016 there is $7,500 of principal and $77 of accrued interest due on this note.

On May 18, 2015, the Company executed a convertible promissory note for $16,700 with Syndicate Consulting, Inc. The note is unsecured, accrued interest at 10% and is due on demand. The Note is convertible into common stock at $.00005 per share. As a result of the conversion feature the Company has recorded a debt discount of $16,700 all of which has been amortized to interest expense as of March 31, 2016. The discount was determined by calculating the intrinsic value of the loan based on the stock price on the date of the loan of $0.0007 and the conversion price of $0.00005. The intrinsic value was limited to the amount of the loan. As of September 30, 2015, there is $16,700 of principal and $935 of accrued interest on this note. As of March 31, 2016 there is $16,700 of principal and $1,917 of accrued interest due on this note.

On May 20, 2015, the Company executed a convertible promissory note for $5,925 with Syndicate Consulting, Inc. The note is unsecured, accrued interest at 10% and is due on demand. The Note is convertible into common stock at $.00005 per share. As a result of the conversion feature the Company has recorded a debt discount of $5,925 all of which has been amortized to interest expense as of March 31, 2016. The discount was determined by calculating the intrinsic value of the loan based on the stock price on the date of the loan of $0.0003 and the conversion price of $0.00005. The intrinsic value was limited to the amount of the loan. On August 18, 2015, Syndicate loaned the Company an additional $7,140. As of September 30, 2015, there is $7,140 of principal and $147 of accrued interest on this note. As of March 31, 2016 there is $5,925 of principal and $300 of accrued interest due on this note. This loan is due on demand.

On July 5, 2015, the Company executed a convertible note with a director for conversion of $40,000 of accrued salary. As a result of the conversion feature the Company has recorded a debt discount of $40,000 all of which has been amortized to interest expense as of September 30, 2015. On July 30, 2015, the note was converted into 22,000 shares of Series B preferred stock. As the conversion occurred within the terms of the note agreement, no gain or loss was recognized.

On February 17, 2016, the Company issued a Convertible Promissory Note to T McNeil Advisors, LLC, in the amount of $217,500 for services to be rendered over a minimum three-month period. The note bears interest at a rate of 8% per annum, is unsecured and matures on February 17, 2017. The Note is convertible into common stock in whole or in part at any time at a variable conversion price equal to a 55% of the lowest trading price in the 20-day trading price prior to the conversion date. As a result of the conversion feature the Company has recorded a debt discount of $111,998, to be amortized to interest expense. On March 31, 2016, $9,405 was amortized to interest expense and the fair value of the derivative was calculated using a multi-nomial lattice model. As of March 31, 2016, there is $217,500 of principal and $2,050 of accrued interest due on this note. As the note was issued for services it was booked to prepaid assets to be amortized over the service period. As of March 31, 2016, $116,000 was expensed.

On March 1, 2016, the Company issued a Convertible Promissory Note to LG Capital Funding, LLC, in the amount of $39,375. The note bears interest at a rate of 8% per annum, is unsecured and matures on February 24, 2017. The Note is convertible into common stock in whole or in part at any time at a variable conversion price equal to a 50% discount of the lowest trading price in the 20-day trading price prior to the conversion date. As a result of the conversion feature the Company has recorded a debt discount of $39,375, to been amortized to interest expense. As of March 31, 2016, $777 of the debt discount was amortized to interest expense and the fair value of the derivative was calculated using a multi-nomial lattice model. As of March 31, 2016, there is $39,375 of principal and $250 of accrued interest due on this note.

On March 1, 2016, the Company issued a Convertible Promissory Note to Cerberus Finance Group, LTD, in the amount of $39,375. The note bears interest at a rate of 8% per annum, is unsecured and matures on March 1, 2017. The Note is convertible into common stock in whole or in part at any time at a variable conversion price equal to a 50% discount of the lowest trading price in the 20-day trading price prior to the conversion date. As a result of the conversion feature the Company has recorded a debt discount of $39,375, to been amortized to interest expense. As of March 31, 2016, $3,236 of the debt discount was amortized to interest expense the fair value of the derivative was calculated using a multi-nomial lattice model. As of March 31, 2016, there is $39,375 of principal and $250 of accrued interest due on this note.

A summary of outstanding convertible notes as of September 30, 2015 and March 31, 2016 is as follows:

Note Holder	Issue Date	Maturity Date	Stated Interest Rate	Principal Balance 9/30/2015	Changes	Principal Balance 3/31/2016
Notes in default
Neil Linder	4/9/2012	4/9/2013	18%	$ 86,050	-	$ 86,050
Jabro Funding Corp	4/28/2014	1/30/2015	22%	14,530	(10,485) (1)	4,045
LG Capital Funding	6/25/2014	6/25/2015	16%	33,000	(5,600) (2)	27,400
Jabro Funding Corp	7/17/2014	4/21/2015	22%	37,500	-	37,500
Total				171,080		154,995
Less debt discount				(2,650)		-
Total				$ 168,430		$ 154,995
Notes not in default
John D Thomas	3/19/2015	Demand	10%	$ 7,500	-	$ 7,500
Syndicate Consulting, Inc.	5/18/2015	Demand	10%	16,700	-	16,700
Syndicate Consulting, Inc.	5/20/2015	Demand	10%	5,925	-	5,925
Syndicate Consulting, Inc.	8/18/2015	Demand	0%	4,490	2,650 (3)	7,140
T McNeil Advisors, LLC	2/17/2016	2/17/2017	8%	-	-	217,500
LG Capital Funding	3/1/2016	2/24/2017	8%	-	-	39,375
Cerberus Finance Group, LTD	3/1/2016	3/1/2017	8%	-	-	39,375
Total				34,615		333,515
Less debt discount				(24,987)		(180,896)
Total				$ 9,628		$ 152,619

(1)	$10,485 converted to common stock
(2)	$5,600 converted to common stock
(3)	$2,650 new borrowing

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at September 30, 2014	$183,648
Decrease in derivative due to payment/conversion of debt	(259,649)
Increase to derivative due to debt discount	75,125
Increase to derivative due to new issuances	1,778,224
Derivative (gain) due to mark to market adjustment	(1,650,146)
Balance at September 30, 2015	127,203
Decrease in derivative due to conversion of debt	(16,843)
Increase to derivative due to new issuances	246,746
Derivative gain due to mark to market adjustment	(4,511)
Balance at March 31, 2016	$352,595

NOTE 6: LOANS PAYABLE – RELATED PARTY AND THIRD PARTY

Third Party

On September 25, 2015, the Company executed a promissory note with a shareholder for $30,000. The $30,000 was previously credited to additional paid in capital; however, was changed to a promissory note as a result of a mutual agreement between the parties. The note is unsecured, accrues interest at 8% and matures March 25, 2016. As of March 31, 2015, $30,000 of principle and $1,240 of interest remain outstanding. This note is in default.

As of March 31, 2016 and September 30, 2015, the Company owed a total of $9,244 and $9,243, respectively to various third parties. All amounts are due on demand. As of March 31, 2015, $9,244 of principle and $3,820 of interest remain outstanding.

On January 15, 2016, the Company executed a promissory note with a third party for $15,000. The note is unsecured, bears interest at 10% and is due within eighteen months. In connection with and for consideration of loaning the funds to the Company. The Company issued 2,000 shares of Series B preferred stock. The shares were fair valued at $20,000, which was credited to additional paid in capital and debited to debt discount. As of March 31, 2016, $8,921 of the debt discount was amortized to interest expense. As of March 31, 2015, $15,000 of principle and $312 of interest remain outstanding.

Related Party

On May 8, 2015, the Company executed a promissory note for $4,000 with Pat Ritchie, the mother of CEO, Jeff Ritchie. The loan is unsecured, accrues interest at 10% and is due within one year. As of March 31, 2015, $4,000 of principle and $359 of interest remain outstanding.

As of March 31, 2016 and September 30, 2015, the Company owed a total of $8,687 and $8,687, respectively to a former officer for advances made to the Company to pay for general operating expenses. The advances are unsecured, accrue no interest and are due on demand.

On November 3, 2015 and November 24, 2015, the Company executed a promissory note for $4,100 and $4,000, respectively with the sister of CEO, Jeff Ritchie. The loans are unsecured, accrue interest at 10% and are due within one year. As of March 31, 2015, $8,100 of principle and $308 of interest remain outstanding.

During the six months ended March 31, 2016, Edward Gallagher, owner/operator of C2C restaurant Group, Inc. advanced the Company $82,231 to pay for expenses related to the setup and opening of the restaurant. The advance is unsecured, non-interest bearing and due on demand. As of March 31, 2016, $82,231 remains outstanding.

A summary of the related party loans as of September 30, 2015 and March 31, 2016 is as follows.

Note Holder	Issue Date	Maturity Date	Stated Interest Rate	Principal Balance 9/30/2015	Changes	Principal Balance 3/31/2016
Related Party Loans
Pat Ritchie	5/8/2015	5/8/2016	10%	$ 4,000	-	$ 4,000
Former Officer	n/a	demand	0%	8,687	-	8,687
Other Related Party	11/3/2015	11/3/2016	10%	-	-	4,100
Other Related Party	11/24/2015	11/24/2016	10%	-	-	4,000
Edward Gallagher	n/a	demand	0%	-	-	82,231
Total				$ 12,687		$ 103,018

Third Party Loans
Loan #1 (in default)	9/25/2015	3/25/2016	8%	$ 30,000	-	$ 30,000
Loan #2	various	demand	0%	8,493	751	9,244
Loan #3	1/15/2016	7/15/2017	10%	-	$ 15,000	15,000
Total				38,493		54,244
Debt Discount				-		(8,995)
Total				$ 38,493		$ 45,249

NOTE 7: COMMON STOCK TRANSACTIONS

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

Fiscal year 2016

On October 1, 2015, the transfer agent issued 49,934,783 shares of common stock to Jabro Funding Corp valued at $22,970. The shares had been issued for conversion of debt in the prior year and credited to common stock payable.

On October 1, 2015, the Company issued 7,123,060 shares of common stock to LG Capital Funding in conversion of $3,000 of principal and $305 of interest due to them. Due to the conversion within the terms of the agreement, no gain or loss was recognized.

On October 6, 2015, the transfer agent issued 10,000,000 shares of common stock to VanCal Partners, LLC valued at $500. The shares had been issued for conversion of debt in the prior year and credited to common stock payable.

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

On July 30, 2015, the Company authorized 22,000 shares of Series B preferred stock to a director in conversion of a $40,000 promissory note that was issued for conversion of accrued salary. As of September 30, 2015, the shares had not yet been issued resulting in a $40,000 credit to preferred stock payable. The shares were issued on March 7, 2016. Due to the conversion within the terms of the agreement, no gain or loss was recognized.

On September 14, 2015, the Company sold 2,000 shares of Series B preferred stock for total cash proceeds of $5,000. As of September 30, 2015, the shares had not yet been issued resulting in a $5,000 credit to preferred stock payable. The shares were issued on March 7, 2016

On January 15, 2016, the Company issued 2,000 shares of Series B preferred stock as consideration for a loan to the Company. The shares were fair valued at $20,000, which was credited to additional paid in capital and debited to debt discount. As of March 31, 2016, $8,921 of the debt discount was amortized to interest expense.

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

NOTE 9 – SEGMENT REPORTING

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

The following tables summarize the Company’s segment information for the six months ended March 31, 2016. There was no segment activity during the six months ended March 31, 2015.

Six Months Ended March 31, 2016
Sales
C2C Restaurant Group, Inc.	$42,921
Corporate	—
$42,921
Cost of sales
C2C Restaurant Group, Inc.	$20,469
Corporate	—
$20,469
Gross margin
C2C Restaurant Group, Inc.	$22,452
Corporate	—
$22,452
Operating expenses
C2C Restaurant Group, Inc.	$120,960
Corporate	217,306
$338,266
Loss from operations
C2C Restaurant Group, Inc.	$(98,508)
Corporate	(217,306)
$(315,814)
Other expense
C2C Restaurant Group, Inc.	$—
Corporate	(115,221)
$(115,221)
Net income (loss)
C2C Restaurant Group, Inc.	$(98,508)
Corporate	(332,527)
$(431,035)

As of
March 31,
2016
Total Assets
C2C Restaurant Group, Inc.	$25,592
Corporate	110,996
$136,588
Total Liabilities
C2C Restaurant Group, Inc.	$31,620
Corporate	2,026,967
$2,058,587
18

NOTE 10 – RELATED PARTIES

Fiscal year 2015

Loans payable:

On May 8, 2015, the Company executed a promissory note for $4,000 with Pat Ritchie, the mother of CEO, Jeff Ritchie. The loan is unsecured, accrues interest at 10% and is due within one year.

As of March 31, 2016, the Company owed a total of $8,687 to a former officer for advances made to the Company to pay for general operating expenses. The advances are unsecured, accrue no interest and are due on demand.

On November 3, 2015 and November 24, 2015, the Company executed a promissory note for $4,100 and $4,000, respectively with the sister of CEO, Jeff Ritchie. The loans are unsecured, accrue interest at 10% and are due within one year.

During the six months ended March 31, 2016, Edward Gallagher, owner/operator of C2C restaurant Group, Inc. advanced the Company $82,231 to pay for expenses related to the setup and opening of the restaurant. The advance is unsecured, non-interest bearing and due on demand. As of March 31, 2016, $82,231 remains outstanding.

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

On July 30, 2015, the Company authorized 22,000 shares of Series B preferred stock to a director in conversion of a $40,000 promissory note that was issued for conversion of accrued salary. As of September 30, 2015, the shares had not yet been issued resulting in a $40,000 credit to preferred stock payable. The shares were issued on March 7, 2016. Due to the conversion within the terms of the agreement, no gain or loss was recognized.

Fiscal year 2016

Loans payable:

During the six months ended March 31, 2016, Edward Gallagher, owner/operator of C2C restaurant Group, Inc. advanced the Company $82,231 to pay for expenses related to the setup and opening of the restaurant. The advance is unsecured, non-interest bearing and due on demand.

NOTE 11: GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has generated minimal revenue and has an accumulated deficit of $12,483,759 and has funded its operations primarily through the issuance of short term debt and equity. This matter raises substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 12: SUBSEQUENT EVENTS

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

Results of Operations – Three Months Ended March 31, 2016 as Compared to the Three Months Ended March 31, 2015

Sales and cost of sales

During the three months ended March 31, 2016, sales from our new subsidiary C2C Restaurant Group, Inc. (“C2C”), which opened its first location in December in New York City, were $30,628. Cost of sales was $13,547 for a gross margin of $17,081.

Operating Expenses

Professional fees for the three months ended March 31, 2016 were $8,100, as compared to $18,561 for the three months ended March 31, 2015, a decrease of $10,461 or 56.3%.  Professional fees mainly consist of legal, auditor and other fees associated with the Company’s quarterly filings and year-end audit.

Officer compensation expense for the three months ended March 31, 2016 decreased $26,726 or 45.1% to $32,500 as compared to $59,226 for the three months ended March 31, 2015.  The expense consists of cash payments, accrued salary and stock. The decrease in compensation is due to no stock issued for compensation in the current period as well as a decrease in officer compensation in an effort to reduce liabilities.

General and administrative expense increased $170,355 to $175,409 for the three months ended March 31, 2016 from $5,054 for the three months ended March 31, 2015. The increase in the current period can be attributed to expenses incurred with the setup, opening and operating the restaurant.

Other Expense

Total other expense decreased from $3,122,767 for the three months ended March 31, 2015 to $171,060 for the three months ended March 31, 2016. In the prior year we recognized a loss on settlement of debt of $3,107,500. In the current period we had a $142,063 loss on derivative and $28,997 of interest expense.

Net Loss

We recorded a net loss of $369,988 for the three months ended March 31, 2016, as compared to $3,205,608 for the three months ended March 31, 2015.

Results of Operations – Six Months Ended March 31, 2016 as Compared to the Six Months Ended March 31, 2015

Sales and cost of sales

During the six months ended March 31, 2016, sales from our new subsidiary C2C Restaurant Group, Inc. (“C2C”), which opened its first location in December in New York City, were $42,921. Cost of sales was $20,469 for a gross margin of $22,452.

Operating Expenses

Professional fees for the six months ended March 31, 2016 were $12,475, as compared to $23,836 for the six months ended March 31, 2015, a decrease of $11,361 or 47.6%.  Professional fees mainly consist of legal, auditor and other fees associated with the Company’s quarterly filings and year-end audit.

Officer compensation expense for the six months ended March 31, 2016 decreased $158,501 or 68.6% to $72,500 as compared to $231,001 for the six months ended March 31, 2015.  The expense consists of cash payments, accrued salary and stock. The decrease in compensation is due to no stock issued for compensation in the current period as well as a decrease in officer compensation in an effort to reduce liabilities.

General and administrative expense increased $238,471 to $253,291 for the six months ended March 31, 2016 from $14,820 for the six months ended March 31, 2015. The increase in the current period can be attributed to expenses incurred with the setup, opening and operating the restaurant.

Other Expense

Total other expense decreased from $3,258,398 for the six months ended March 31, 2015 to $115,221 for the six months ended March 31, 2016. In the prior year we recognized a loss on settlement of debt of $3,107,500 as well as a $22,788 loss on derivative, a $31,875 penalty expense and $96,235 of interest expense. In the current period we had a $51,318 loss on derivative and $63,903 of interest expense.

Net Loss

We recorded a net loss of $431,035 for the six months ended March 31, 2016, as compared to $3,528,055 for the six months ended March 31, 2015.

Liquidity and Capital Resources

At March 31, 2016, we had an accumulated deficit of $12,483,759 and a working capital deficit of $1,943,087. For the six months ended March 31, 2016, net cash used in operating activities was $167,261 and we received $189,481 from financing activities.

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

Item 4: Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended March 31, 2016.

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

Changes in Internal Controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the quarter ended March 31, 2016.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
10.1	Convertible Promissory Note for $39,375 with Cerberus Finance Group, LTD, March 1, 2016	X
10.2	Convertible Promissory Note for $39,375 with LG Capital Funding, LLC, March 1, 2016	X
10.3	Convertible Promissory Note for $217,500 with T McNeil Advisors, LLC, February 17, 2016	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition	X

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

Date: August 24, 2016	INDEPENDENT FILM DEVELOPMENT CORPORATION BY: Jeff Ritchie /s/ Jeff Ritchie Jeff Ritchie Chief Executive Officer, Chief Financial Officer & Director

