Form 10-Q
period 2016-06-30
Independent Film Development CORP
filed 2016-10-14
CIK 1425883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

[__]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                          to

INDEPENDENT FILM DEVELOPMENT CORPORATION

(Name of small business issuer specified in its charter)

Nevada	56-2676759
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2372 Morse Ave., Suite 413 Irvine, CA 92614	92614
(Address of principal executive offices)	(Zip Code)
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

As of October 14, 2016, the issuer had 585,867,360 shares of common stock outstanding.

Transitional Small Business Disclosure Format:    Yes    ☐      No   ☒

Independent Film Development Corporation

FORM 10-Q

For the Quarterly Period Ended June 30, 2016

3

PART I – FINANCIAL INFORMATION

TABLE OF CONTENTS

Condensed Consolidated Balance Sheets as of June 30, 2016 (unaudited) and September 30, 2015	5
Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2016 and 2015 (unaudited)	6
Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2016 and 2015 (unaudited)	7
Condensed Notes to the Consolidated Financial Statements (unaudited)	8

Independent Film Development Corporation
Condensed Consolidated Balance Sheets
	June 30, 2016	September 30, 2015
ASSETS	(unaudited)
Cash	$24,993	$80
Inventory	4,750
Total Current Assets	29,743	80
Security deposit	9,630	—
Fixed assets, net of accumulated depreciation of $2,084	10,416	—
Total Assets	$49,789	$80

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and other accruals	$151,471	$115,677
Deferred rent expense	28,842	—
Accrued officer compensation – related party	746,606	720,875
Accrued interest and penalties	373,325	351,874
Loans payable	54,244	38,493
Loans payable - related party	103,018	12,687
Derivative liability	583,868	127,202
Convertible notes payable, net of discount of $194,051 and $27,637, respectively	218,216	9,628
Convertible notes payable in default	154,995	168,430
Total Liabilities	2,414,585	1,544,866

Stockholders' Equity (Deficit):
Preferred Stock, $0.0001 par value, 4,980,000 shares authorized, none issued and outstanding	—	—
Series A Preferred Stock, $0.0001 par value, 5,000,000 shares authorized, 5,000,000 and 5,000,000 issued and outstanding, respectively	500	500
Series AA Preferred Stock, $0.0001 par value, 10 shares authorized, 10 and 10 issued and outstanding, respectively	—	—
Series B Preferred Stock, $0.0001 par value, 5,000,000 shares authorized, 83,268 and 57,298 issued and outstanding, respectively	8	6
Series F Preferred Stock, $0.0001 par value, 20,000 shares authorized, 20,000 and 20,000 issued and outstanding, respectively	2	2
Common stock, $0.00001 par value, 6,000,000,000 shares authorized, 323,474,377 and 67,398,079 issued and outstanding, respectively	3,234	674
Additional paid in capital	10,520,016	10,400,286
Common stock payable	38,000	61,470
Series B Preferred Stock payable	—	45,000
Accumulated deficit	(12,926,556)	(12,052,724)
Total Stockholders' Equity (Deficit)	(2,364,796)	(1,544,786)
Total Liabilities and Stockholders' Equity (Deficit)	$49,789	$80

The accompanying notes are an integral part of these condensed consolidated financial statements.
5

Independent Film Development Corporation Statements of Operations (unaudited)
	For the three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenue	$58,406	$—	$101,327	$—
Cost of sales	(34,087)	—	(54,556)	—
Gross margin	24,319	—	46,771	—

Operating Expenses:
Officer compensation	32,500	142,000	105,000	373,001
Professional fees	20,558	6,445	33,033	30,281
General and administrative	193,713	13,067	447,004	27,887
Total operating expenses	246,771	161,512	585,037	431,169
Loss from operations	(222,452)	(161,512)	(538,266)	(431,169)

Other income and (expense):
Gain (loss) on derivative liability	(54,475)	10,285	(49,964)	(12,503)
Gain on extinguishment of debt	—	45,000	—	45,000
Gain (loss) on settlement of debt	—	134,250	—	(2,973,250)
Penalty expense	—	—	—	(31,875)
Interest expense	(165,867)	(48,308)	(285,599)	(144,543)
Total other income (expense)	(220,342)	141,227	(335,563)	(3,117,171)

Net loss	$(442,794)	$(20,285)	$(873,829)	$(3,548,340)

Loss per share:
Basic	$(0.00)	$(0.03)	$(0.00)	$(11.76)

Weighted average shares:
Outstanding basic	323,474,377	711,906	302,437,122	301,664

  The accompanying notes are an integral part of these condensed consolidated financial statements.

Independent Film Development Corporation
Statements of Cash Flows (unaudited)
	For the Nine Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(873,829)	$(3,548,340)
Adjustments to reconcile net (loss) to total cash used in operations:
Preferred stock for compensation	—	167,676
Common stock issued for compensation	—	2,000
Convertible note issued for compensation	217,500	—
Loss on derivative issuance	150,124
(Gain) loss on derivative liability	76,018	12,503
Loss on extinguishment of debt	—	2,973,250
(Gain) from settlement of accounts payable		(45,000)
Debt discount amortization	107,008	115,979
Depreciation expense	2,084	—
Change in assets and liabilities:
Other assets	(9,630)	33,375
Inventory	(4,750)	—
Accounts payable & accruals	86,676	31,295
Increase in accrued compensation	25,731	147,276
Net cash used in operating activities	(223,068)	(109,986)

Cash flows from (used in) investing activities:
Cash paid for investment	—	(2,500)
Purchase of fixed assets	(12,500)	—
Net cash used by investing activities	(12,500)	(2,500)

Cash flows from financing activities:
Cash received from convertible notes	170,150	—
Payment on convertible notes	—	(7,585)
Cash received from notes payable	—	35,125
Cash received from loans payable, related party	90,331	—
Proceeds from the sale of common stock	—	3,000
Net cash provided by financing activities	260,481	30,540
Net increase (decrease) in cash	24,913	(81,946)
Cash at beginning of period	80	81,980
Cash at end of period	$24,993	$34

Supplemental disclosure of non-cash activities
Common stock issued for accounts payable and accrued interest	$—	$39,688
Debt discount on convertible notes payable	—	23,625
Common stock issued for conversion of debt	$16,978	$52,855
Settlement of derivative liability	$16,844	$58,800
Preferred stock issued for accrued salary	—	101,250
Issuance of derivative on convertible note	$423,546	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Independent Film Development Corporation

Notes to Condensed Consolidated Financial Statements

June 30, 2016

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

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

Basis of Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission ("SEC") for interim financial information and the SEC instructions to Form 10-Q, accordingly, they do not include all of the information and footnotes required by U.S. GAAP for completed financial statements. In the opinion of management, all adjustments necessary in order for the financial statements to not be misleading have been reflected herein. Operating results for the interim period ended June 30, 2016 are not necessarily indicative of the results that can be expected for the full year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended September 30, 2015.

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

Reclassifications

Certain reclassifications have been made to the prior year financial information to conform to the presentation used in the financial statements for the nine months ended June 30, 2016.

Property and equipment

Property and equipment are recorded at cost. Major betterments that extend the useful lives of assets are also capitalized. Normal maintenance and repairs are charged to expense as incurred. When assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in operations. Depreciation is computed using the straight-line method over the estimated useful lives of three years.

Inventories

Inventory is composed of mostly food products, beverages and paper goods. Inventory is valued at cost. Due to the nature of the Company’s inventory and its quick turn over a valuation allowance is not necessary. As of June 30, 2016 and September 30, 2015 inventory was $4,750 and $0, respectively.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments.  The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2016.

The following table presents assets and liabilities that are measured and recognized at fair value as of June 30, 2016 and September 30, 2015 on a recurring basis:

June 30, 2016

Description	Level 1	Level 2	Level 3	Total Gains and (Losses)
Derivative	-	-	583,868	(49,964)
Total	$-	$-	$583,868	$(49,964)

September 30, 2015

Description	Level 1	Level 2	Level 3	Total Gains and (Losses)
Derivative	-	-	127,202	(128,079)
Total	$-	$-	$127,202	$(128,079)

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

NOTE 4: PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	June 30, 2016	September 30, 2015
Furniture	$12,500	$—
Less: accumulated depreciation	(2,084)	—
Fixed assets, net	$10,416	$—

Depreciation expense for the three months ended June 30, 2016 and 2015 was $2,084 and $0, respectively.

NOTE 5: ACCRUED INTEREST AND PENALTIES

Following is a summary of the Company’s accrued penalties and interest as of:

	June 30, 2016	September 30, 2015
Neil Linder – accrued penalties and interest (refer to Note 5)	$340,126	$328,531
Other convertible debt – accrued interest (refer to Note 5)	22,147	17,965
Loans payable – accrued interest (refer to Note 6)	11,052	5,378
	$373,325	$351,874

NOTE 6: CONVERTIBLE NOTES PAYABLE

On April 9, 2012, the Company entered into a $100,000 convertible debenture with Neil Linder. The debenture accrued interest of 12% and matured on April 9, 2013. Mr. Linder has the right to convert all or a portion of the principal into shares of common stock at a conversion price equal to the lesser of fifty percent (50%) of the average of the closing bid price of common stock during the five trading days immediately preceding the conversion date, or fifty percent (50%) of the closing bid price of the Common Stock on the date of issuance as quoted by Bloomberg, LP. Pursuant to the terms of this debenture, the holder shall not be entitled to convert a number of shares that would exceed 4.99% of the outstanding shares of the Company’s common stock. Based on the initial valuation the Company has recorded a debt discount of $49,532, $15,994 of which was amortized in the fiscal year ended September 30, 2012 with the remaining $33,538 amortized the fiscal year ended September 30, 2013. During the fiscal year ending September 30, 2013, $13,950 of the $100,000 debenture was converted into 821 shares of common stock. This conversion was converted within the terms of the agreement. On March 30, 2015, $4,000 of accrued interest was converted into 1,600 shares of common stock. In addition, as a consequence of the triggering of the default provision of the debenture the interest on the debenture has been instated at a rate of 18%, a $1,000 per business day penalty was being imposed for failure to execute a conversion in a timely manner, and an additional accrual of $112,509 was accounted for as a result of a provision requiring additional funds due in the event that a “default payment” is made by the Company. As of September 30, 2015 $86,050 of the principal face value of the Debenture remains outstanding along with $285,509 of accrued penalties and interest. As of June 30, 2016, $86,050 of the principal face value of the Debenture remains outstanding along with $340,126 of accrued penalties and interest. This note is currently in default.

On April 28, 2014, the Company issued a Convertible Promissory Note to KBM Worldwide, Inc. in the amount of $37,500. The note bears interest at a rate of 8% per annum but was increased to 22% on the maturity date, is unsecured and matured on January 30, 2015. The Note is convertible into common stock in whole or in part 180 days after funding at a variable conversion price equal to a 42% discount to the average of the lowest three trading prices in the 10-day trading price prior to the conversion date. As a result of the conversion feature the Company has recorded a debt discount of $37,500, all of which has been amortized to interest expense as of September 30, 2015. The discount was determined by calculating the intrinsic value of the loan based on the stock price on the date of the loan of $0.015 and the conversion price of $0.00406. The intrinsic value was $101,047; however, the discount is limited to the amount of the loan. On September 30, 2015, $22,970 of principal was converted into 49,937,783 shares of common stock. During the nine months ended June 30, 2016, $10,485 of principle was converted into 99,250,000 shares of common stock. On June 30, 2016, the fair value of the derivative was calculated using a multi-nomial lattice model. As of September 30, 2015, there is $14,530 of principal and $7,629 of accrued interest due on this note. As of June 30, 2016, there is $4,045 of principal and $3,000 of accrued interest due on this note. This note is currently past due.

On June 25, 2014, the Company issued a Convertible Promissory Note to LG Capital Funding, LLC, in the amount of $47,500. The note bears interest at a rate of 8% per annum, is unsecured and matures on June 25, 2015. The Note is convertible into common stock in whole or in part 180 days after funding at a variable conversion price equal to a 42% discount of the lowest trading price in the 20-day trading price prior to the conversion date. As a result of the conversion feature the Company has recorded a debt discount of $47,500, all of which has been amortized to interest expense as of September 30, 2015. The discount was determined by calculating the intrinsic value of the loan based on the stock price on the date of the loan of $0.011 and the conversion price of $0.0035. The intrinsic value was $102,644; however, the discount is limited to the amount of the loan. On April 16, 2015, $1,500 of principal and $97 of interest was converted into 3,060,000 shares of common stock. On May 28, 2015, $8,000 of principal and $591 of interest was converted into 29,624 shares of common stock. On August 25, 2015, $5,000 of principal and $468 of interest was converted into 897,857 shares of common stock. During the nine months ended June 30, 2016, $5,600 of principle and $592 of interest was converted into 56,892,715 shares of common stock. Due to the conversion within the terms of the agreement, no gain or loss was recognized. On June 30, 2016, the fair value of the derivative was calculated using a multi-nomial lattice model. As of September 30, 2015, there is $33,000 of principal and $4,088 of accrued interest on this note. As of June 30, 2016, there is $27,400 of principal and $6,825 of accrued interest due on this note. This note is currently past due.

On July 17, 2014, the Company issued a Convertible Promissory Note to KBM Worldwide, Inc. in the amount of $37,500. The note bears interest at a rate of 8% per annum, is unsecured and matures on April 21, 2015. The Note is convertible into common stock in whole or in part 180 days after funding at a variable conversion price equal to a 42% discount to the average of the lowest three trading prices in the 10-day trading price prior to the conversion date. As a result of the conversion feature the Company has recorded a debt discount of $37,500, all of which has been amortized to interest expense as of September 30, 2015. The discount was determined by calculating the intrinsic value of the loan based on the stock price on the date of the loan of $0.0114 and the conversion price of $0.00518. The intrinsic value was $45,008; however, the discount is limited to the amount of the loan. On June 30, 2016, the fair value of the derivative was calculated using a multi-nomial lattice model. As of September 30, 2015, there is $37,500 of principal and $6,249 of accrued interest on this note. As of June 30, 2016, there is $37,500 of principal and $3,000 of accrued interest due on this note. This note is currently past due.

On March 19, 2015, the Company executed a convertible promissory note for $7,500 with John D Thomas in exchange for legal services. The note is unsecured, accrued interest at 10% and is due on demand. The Note is convertible into common stock at $.00001 per share. As a result of the conversion feature the Company has recorded a debt discount of $7,500 all of which has been amortized to interest expense as of June 30, 2016. As of September 30, 2015, there is $7,500 of principal and $401 of accrued interest on this note. As of June 30, 2016 there is $7,500 of principal and $964 of accrued interest due on this note.

On May 18, 2015, the Company executed a convertible promissory note for $16,700 with Syndicate Consulting, Inc. The note is unsecured, accrued interest at 10% and is due on demand. The Note is convertible into common stock at $.00005 per share. As a result of the conversion feature the Company has recorded a debt discount of $16,700 all of which has been amortized to interest expense as of June 30, 2016. The discount was determined by calculating the intrinsic value of the loan based on the stock price on the date of the loan of $0.0007 and the conversion price of $0.00005. The intrinsic value was limited to the amount of the loan. As of September 30, 2015, there is $16,700 of principal and $935 of accrued interest on this note. As of June 30, 2016 there is $16,700 of principal and $2,335 of accrued interest due on this note.

On May 20, 2015, the Company executed a convertible promissory note for $5,925 with Syndicate Consulting, Inc. The note is unsecured, accrued interest at 10% and is due on demand. The Note is convertible into common stock at $.00005 per share. As a result of the conversion feature the Company has recorded a debt discount of $5,925 all of which has been amortized to interest expense as of June 30, 2016. The discount was determined by calculating the intrinsic value of the loan based on the stock price on the date of the loan of $0.0003 and the conversion price of $0.00005. The intrinsic value was limited to the amount of the loan. As of June 30, 2016 there is $5,925 of principal and $445 of accrued interest due on this note. This loan is due on demand. On August 18, 2015, Syndicate advanced the Company an additional $7,140. The advance in noninterest bearing and due on demand. As of June 30, 2016, $7,140 in still outstanding.

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

On February 17, 2016, the Company issued a Convertible Promissory Note to T McNeil Advisors, LLC, in the amount of $217,500 for services to be rendered over a minimum three-month period. The note bears interest at a rate of 8% per annum, is unsecured and matures on February 17, 2017. The Note is convertible into common stock in whole or in part at any time at a variable conversion price equal to a 55% of the lowest trading price in the 20-day trading price prior to the conversion date. As a result of the conversion feature, which is due to an embedded derivative, the Company has recorded a debt discount of $111,998, to be amortized to interest expense. As of June 30, 2016, $22,647 was amortized to interest expense and the fair value of the derivative was calculated using a multi-nomial lattice model. As of June 30, 2016, there is $217,500 of principal and $6,388 of accrued interest due on this note.

On March 1, 2016, the Company issued a Convertible Promissory Note to LG Capital Funding, LLC, in the amount of $39,375. The note bears interest at a rate of 8% per annum, is unsecured and matures on February 24, 2017. The Note is convertible into common stock in whole or in part at any time at a variable conversion price equal to a 50% discount of the lowest trading price in the 20-day trading price prior to the conversion date. As a result of the conversion feature, which is due to an embedded derivative, the Company has recorded a debt discount of $39,375, to been amortized to interest expense. As of June 30, 2016, $2,293 of the debt discount was amortized to interest expense and the fair value of the derivative was calculated using a multi-nomial lattice model. As of June 30, 2016, there is $39,375 of principal and $1,036 of accrued interest due on this note.

On March 1, 2016, the Company issued a Convertible Promissory Note to Cerberus Finance Group, LTD, in the amount of $39,375. The note bears interest at a rate of 8% per annum, is unsecured and matures on March 1, 2017. The Note is convertible into common stock in whole or in part at any time at a variable conversion price equal to a 50% discount of the lowest trading price in the 20-day trading price prior to the conversion date. As a result of the conversion feature, which is due to an embedded derivative, the Company has recorded a debt discount of $39,375, to be amortized to interest expense. As of June 30, 2016, $6,381 of the debt discount was amortized to interest expense the fair value of the derivative was calculated using a multi-nomial lattice model. As of June 30, 2016, there is $39,375 of principal and $1,036 of accrued interest due on this note.

On April 6, 2016, the Company issued a Convertible Promissory Note to LG Capital Funding, LLC, in the amount of $19,688. The note bears interest at a rate of 8% per annum, is unsecured and matures on April 6, 2017. The Note is convertible into common stock in whole or in part at any time at a variable conversion price equal to a 50% discount of the lowest trading price in the 20-day trading price prior to the conversion date. As a result of the conversion feature, which is due to an embedded derivative, the Company has recorded a debt discount of $19,688, to been amortized to interest expense. As of June 30, 2016, $2,107 of the debt discount was amortized to interest expense and the fair value of the derivative was calculated using a multi-nomial lattice model. As of June 30, 2016, there is $19,688 of principal and $367 of accrued interest due on this note.

On April 6, 2016, the Company issued a Convertible Promissory Note to Cerberus Finance Group, LTD, in the amount of $19,688. The note bears interest at a rate of 8% per annum, is unsecured and matures on April 6, 2017. The Note is convertible into common stock in whole or in part at any time at a variable conversion price equal to a 50% discount of the lowest trading price in the 20-day trading price prior to the conversion date. As a result of the conversion feature, which is due to an embedded derivative, the Company has recorded a debt discount of $19,688, to been amortized to interest expense. As of June 30, 2016, $2,099 of the debt discount was amortized to interest expense the fair value of the derivative was calculated using a multi-nomial lattice model. As of June 30, 2016, there is $19,688 of principal and $367 of accrued interest due on this note.

On June 10, 2016, the Company issued a Convertible Promissory Note to LG Capital Funding, LLC, in the amount of $19,688. The note bears interest at a rate of 8% per annum, is unsecured and matures on June 10, 2017. The Note is convertible into common stock in whole or in part at any time at a variable conversion price equal to a 50% discount of the lowest trading price in the 20-day trading price prior to the conversion date. As a result of the conversion feature, which is due to an embedded derivative, the Company has recorded a debt discount of $19,688, to been amortized to interest expense. As of June 30, 2016, $1,079 of the debt discount was amortized to interest expense and the fair value of the derivative was calculated using a multi-nomial lattice model. As of June 30, 2016, there is $19,688 of principal and $86 of accrued interest due on this note.

On June 14, 2016, the Company issued a Convertible Promissory Note to Cerberus Finance Group, LTD, in the amount of $19,688. The note bears interest at a rate of 8% per annum, is unsecured and matures on June 14, 2017. The Note is convertible into common stock in whole or in part at any time at a variable conversion price equal to a 50% discount of the lowest trading price in the 20-day trading price prior to the conversion date. As a result of the conversion feature, which is due to an embedded derivative, the Company has recorded a debt discount of $19,688, to been amortized to interest expense. As of June 30, 2016, $863 of the debt discount was amortized to interest expense the fair value of the derivative was calculated using a multi-nomial lattice model. As of June 30, 2016, there is $19,688 of principal and $69 of accrued interest due on this note.

A summary of outstanding convertible notes as of September 30, 2015 and June 30, 2016 is as follows:

Note Holder	Issue Date	Maturity Date	Stated Interest Rate	Principal Balance 9/30/2015	Changes	Principal Balance 6/30/2016
Notes in default
Neil Linder	4/9/2012	4/9/2013	18%	$ 86,050	-	$ 86,050
Jabro Funding Corp	4/28/2014	1/30/2015	22%	14,530	(10,485) (1)	4,045
LG Capital Funding	6/25/2014	6/25/2015	16%	33,000	(5,600) (2)	27,400
Jabro Funding Corp	7/17/2014	4/21/2015	22%	37,500	-	37,500
Total				171,080		154,995
Less debt discount				(2,650)		-
Total				$ 168,430		$ 154,995
Notes not in default
John D Thomas	3/19/2015	Demand	10%	$ 7,500	-	$ 7,500
Syndicate Consulting, Inc.	5/18/2015	Demand	10%	16,700	-	16,700
Syndicate Consulting, Inc.	5/20/2015	Demand	10%	5,925	-	5,925
Syndicate Consulting, Inc.	8/18/2015	Demand	0%	4,490	2,650 (3)	7,140
T McNeil Advisors, LLC	2/17/2016	2/17/2017	8%	-	-	217,500
LG Capital Funding	3/1/2016	2/24/2017	8%	-	-	39,375
Cerberus Finance Group, LTD	3/1/2016	3/1/2017	8%	-	-	39,375
LG Capital Funding	4/6/2016	4/6/2017	8%	-	-	19,688
Cerberus Finance Group, LTD	4/6/2016	4/6/2017	8%	-	-	19,688
LG Capital Funding	6/10/2016	6/10/2017	8%	-	-	19,688
Cerberus Finance Group, LTD	6/14/2016	6/14/2017	8%	-	-	19,688
Total				34,615		412,267
Less debt discount				(24,987)		(194,051)
Total				$ 9,628		$ 218,216

(1)	$10,485 converted to common stock
(2)	$5,600 converted to common stock
(3)	$2,650 new borrowing

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at September 30, 2014	183,648
Decrease in derivative due to payment/conversion of debt	(259,649)
Increase to derivative due to debt discount	75,125
Increase to derivative due to new issuances	1,778,224
Derivative (gain) due to mark to market adjustment	(1,650,146)
Balance at September 30, 2015	127,203
Decrease in derivative due to conversion of debt	(16,843)
Increase to derivative due to new issuances	423,544
Derivative loss due to mark to market adjustment	49,964
Balance at June 30, 2016	$583,868

NOTE 7: LOANS PAYABLE – RELATED PARTY AND THIRD PARTY

Third Party

On September 25, 2015, the Company executed a promissory note with a shareholder for $30,000. The $30,000 was previously credited to additional paid in capital; however, was changed to a promissory note as a result of a mutual agreement between the parties. The note is unsecured, accrues interest at 8% and matures March 25, 2016. As of June 30, 2016, $30,000 of principle and $1,838 of interest remain outstanding. This note is in default.

As of June 30, 2016 and September 30, 2015, the Company owed a total of $9,244 and $9,243, respectively to various third parties. All amounts are due on demand. As of June 30, 2016, $9,244 of principle and $3,881 of interest remain outstanding.

On January 15, 2016, the Company executed a promissory note with a third party for $15,000. The note is unsecured, bears interest at 10% and is due within eighteen months. In connection with and for consideration of loaning the funds to the Company. The Company issued 2,000 shares of Series B preferred stock. The shares were fair valued at $20,000, which was credited to additional paid in capital and debited $3,921 to debt discount. As of June 30, 2016, $2,085 of the debt discount was amortized to interest expense. As of June 30, 2016, $15,000 of principle and $625 of interest remain outstanding.

Related Party

On May 8, 2015, the Company executed a promissory note for $4,000 with Pat Ritchie, the mother of CEO, Jeff Ritchie. The loan is unsecured, accrues interest at 10% and is due within one year. As of June 30, 2015, $4,000 of principle and $555 of interest remain outstanding.

As of June 30, 2016 and September 30, 2015, the Company owed a total of $8,687 and $8,687, respectively to a former officer for advances made to the Company to pay for general operating expenses. The advances are unsecured, accrue no interest and are due on demand.

On November 3, 2015 and November 24, 2015, the Company executed a promissory note for $4,100 and $4,000, respectively with the sister of CEO, Jeff Ritchie. The loans are unsecured, accrue interest at 10% and are due within one year. As of June 30, 2015, $8,100 of principle and $705 of interest remain outstanding.

During the nine months ended June 30, 2016, Edward Gallagher, owner/operator of C2C restaurant Group, Inc. used $82,231 of his personal funds to pay for expenses related to the setup and opening of the restaurant. The advance is unsecured, non-interest bearing and due on demand. As of June 30, 2016, $82,231 remains outstanding.

A summary of the related party loans as of September 30, 2015 and June 30, 2016 is as follows.

Note Holder	Issue Date	Maturity Date	Stated Interest Rate	Principal Balance 9/30/2015	Changes	Principal Balance 6/30/2016
Related Party Loans
Pat Ritchie	5/8/2015	5/8/2016	10%	$ 4,000	-	$ 4,000
Former Officer	n/a	demand	0%	8,687	-	8,687
Other Related Party	11/3/2015	11/3/2016	10%	-	-	4,100
Other Related Party	11/24/2015	11/24/2016	10%	-	-	4,000
Edward Gallagher	n/a	demand	0%	-	-	82,231
Total				$ 12,687		$ 103,018

Third Party Loans
Loan #1 (in default)	9/25/2015	3/25/2016	8%	$ 30,000	-	$ 30,000
Loan #2	various	demand	0%	8,493	751	9,244
Loan #3	1/15/2016	7/15/2017	10%	-	$ 15,000	15,000
Total				$ 38,493		$ 54,244

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

On January 15, 2016, the Company issued 2,000 shares of Series B preferred stock as consideration for a loan to the Company. The shares were fair valued at $20,000, which was credited to additional paid in capital and debited to debt discount. As of June 30, 2016, $2,084 of the debt discount was amortized to interest expense.

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

The following tables summarize the Company’s segment information for the nine months ended June 30, 2016. There was no segment activity during the nine months ended June 30, 2015.

Nine Months Ended June 30, 2016
Sales
C2C Restaurant Group, Inc.	$101,327
Corporate	—
$101,327
Cost of sales
C2C Restaurant Group, Inc.	$54,556
Corporate	—
$54,556
Gross margin
C2C Restaurant Group, Inc.	$46,771
Corporate	—
$46,771
Operating expenses
C2C Restaurant Group, Inc.	$164,771
Corporate	420,266
$585,037
Loss from operations
C2C Restaurant Group, Inc.	$(118,000)
Corporate	(420,266)
$(538,266)
Other expense
C2C Restaurant Group, Inc.	$(6,424)
Corporate	(329,139)
$(335,563)
Net income (loss)
C2C Restaurant Group, Inc.	$(124,424)
Corporate	(749,205)
$(873,829)

As of
June 30,
2016
Total Assets
C2C Restaurant Group, Inc.	$26,983
Corporate	22,806
$49,789
Total Liabilities
C2C Restaurant Group, Inc.	$136,959
Corporate	2,277,626
$2,414,585
19

NOTE 11 – RELATED PARTIES

Fiscal year 2015

Loans payable:

On May 8, 2015, the Company executed a promissory note for $4,000 with Pat Ritchie, the mother of CEO, Jeff Ritchie. The loan is unsecured, accrues interest at 10% and is due within one year.

As of June 30, 2016, the Company owed a total of $8,687 to a former officer for advances made to the Company to pay for general operating expenses. The advances are unsecured, accrue no interest and are due on demand.

On November 3, 2015 and November 24, 2015, the Company executed a promissory note for $4,100 and $4,000, respectively with the sister of CEO, Jeff Ritchie. The loans are unsecured, accrue interest at 10% and are due within one year.

During the nine months ended June 30, 2016, Edward Gallagher, owner/operator of C2C restaurant Group, Inc. advanced the Company $82,231 to pay for expenses related to the setup and opening of the restaurant. The advance is unsecured, non-interest bearing and due on demand. As of June 30, 2016, $82,231 remains outstanding.

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

Fiscal year 2016

Loans payable:

During the nine months ended June 30, 2016, Edward Gallagher, owner/operator of C2C restaurant Group, Inc. advanced the Company $82,231 to pay for expenses related to the setup and opening of the restaurant. The advance is unsecured, non-interest bearing and due on demand.

NOTE 12: COMMITMENTS AND CONTINGENCIES

Various lawsuits, claims and other contingencies arise in the ordinary course of the Company's business activities. As of the date of these financial statements, we know of no threatened or pending lawsuits, claims or other similar contingencies.

NOTE 13: GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has generated minimal revenue and has an accumulated deficit of $12,926,556 and has funded its operations primarily through the issuance of short term debt and equity. This matter raises substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 14: SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events in accordance with ASC Topic 855. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements except for the following.

On September 16, 2016, the Company issued a Convertible Promissory Note to LG Capital Funding, LLC, in the amount of $42,000. The note bears interest at a rate of 8% per annum, is unsecured and matures on September 16, 2017. The Note is convertible into common stock in whole or in part at any time after funding at a variable conversion price equal to a 50% discount of the lowest trading price in the 20-day trading price prior to the conversion date.

On September 16, 2016, LG Capital Funding, LLC converted $1,530 of principle and $60 of accrued interest, due on the convertible promissory note dated February 24, 2016, into 31,921,200 shares of common stock.

On September 19, 2016, Cerberus Finance Group, LTD converted $775 of principle and $33 of accrued interest, due on the convertible promissory note dated March 3, 2016, into 309,136 shares of common stock.

On October 5, 2016, a related party converted $4,100 of principle and $709 of accrued interest into 24,045,000 shares of common stock.

On October 6, 2016, Jabro Funding Corp. converted $1,305 of principle, due on the convertible promissory note dated April 28, 2014, into 16,117,647 shares of common stock.

Subsequent to June 30, 2016, officers and directors of the company converted 1,900 shares of Series B Preferred Stock into 190,000,000 million shares of common stock.

Effective October 6, 2016, the Company increased its authorized common stock from 2,000,000,000 (2 billion) shares to 6,000,000,000 (6 billion) shares.

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

Results of Operations – Three Months Ended June 30, 2016 as Compared to the Three Months Ended June 30, 2015

Sales and cost of sales

During the three months ended June 30, 2016, sales from our new subsidiary C2C Restaurant Group, Inc. (“C2C”), which opened its first location in December 2015 in New York City, were $58,406. Cost of sales was $34,087 for a gross margin of $24,319.

Operating Expenses

Professional fees for the three months ended June 30, 2016 were $20,558, as compared to $6,445 for the three months ended June 30, 2015, an increase of $14,113 or 219%.  Professional fees mainly consist of legal, auditor and other fees associated with the Company’s quarterly filings and year-end audit.

Officer compensation expense for the three months ended June 30, 2016 decreased $109,500 to $32,500 as compared to $142,000 for the three months ended June 30, 2015.  The expense consists of cash payments, accrued salary and stock. The decrease in compensation is due to no stock issued for compensation in the current period as well as a decrease in officer compensation in an effort to reduce liabilities.

General and administrative expense increased $180,646 to $193,713 for the three months ended June 30, 2016 from $13,067 for the three months ended June 30, 2015. The increase in the current period can be attributed to expenses incurred with the setup, opening and operating the restaurant.

Other Expense

Total other expense decreased from other income of $141,227 for the three months ended June 30, 2015 to other expense of $220,342 for the three months ended June 30, 2016. In the prior year we recognized a gain on settlement of debt of $134,250 and a $45,000 gain on extinguishment of debt. In the current period we had a $54,475 loss on derivative and $165,867 of interest expense.

Net Loss

We recorded a net loss of $442,794 for the three months ended June 30, 2016, as compared to $20,285 for the three months ended June 30, 2015.

Results of Operations – Nine Months Ended June 30, 2016 as Compared to the Nine Months Ended June 30, 2015

Sales and cost of sales

During the nine months ended June 30, 2016, sales from our new subsidiary C2C Restaurant Group, Inc. (“C2C”), which opened its first location in December 2015 in New York City, were $101,327. Cost of sales was $54,556 for a gross margin of $46,771.

Operating Expenses

Professional fees for the nine months ended June 30, 2016 were $33,033, as compared to $30,281 for the nine months ended June 30, 2015, an increase of $2,752 or .09%.  Professional fees mainly consist of legal, auditor and other fees associated with the Company’s quarterly filings and year-end audit.

Officer compensation expense for the nine months ended June 30, 2016 decreased $268,001 or 71.8% to $105,000 as compared to $373,001 for the nine months ended June 30, 2015.  The expense consists of cash payments, accrued salary and stock. The decrease in compensation is due to no stock issued for compensation in the current period as well as a decrease in officer compensation in an effort to reduce liabilities.

General and administrative expense increased $419,117 to $447,004 for the nine months ended June 30, 2016 from $27,887 for the nine months ended June 30, 2015. The increase in the current period can be attributed to expenses incurred with the setup, opening and operating the restaurant as well as $235,000 of consulting expense.

Other Expense

Total other expense decreased from $3,117,171 for the nine months ended June 30, 2015 to $335,563 for the nine months ended June 30, 2016. In the prior year we recognized a loss on settlement of debt of $2,973,250 as well as a $12,503 loss on derivative, a $31,875 penalty expense and $144,543 of interest expense. In the current period we had a $49,964 loss on derivative and $285,599 of interest expense.

Net Loss

We recorded a net loss of $873,829 for the nine months ended June 30, 2016, as compared to $3,548,340 for the nine months ended June 30, 2015.

Liquidity and Capital Resources

At June 30, 2016, we had an accumulated deficit of $12,926,556 and a working capital deficit of $2,384,842. For the nine months ended June 30, 2016, net cash used in operating activities was $223,068 and we received $260,481 from financing activities.

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

Item 4: Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended June 30, 2016.

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

Changes in Internal Controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the quarter ended June 30, 2016.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Item 2. Unregistered Sales and Issuances of Equity Securities and Use of Proceeds

On September 16, 2016, LG Capital Funding, LLC converted $1,530 of principle and $60 of accrued interest, due on the convertible promissory note dated February 24, 2016, into 31,921,200 shares of common stock.

On September 19, 2016, Cerberus Finance Group, LTD converted $775 of principle and $33 of accrued interest, due on the convertible promissory note dated March 3, 2016, into 309,136 shares of common stock.

On October 6, 2016, Jabro Funding Corp. converted $1,305 of principle, due on the convertible promissory note dated April 28, 2015, into 16,117,647 shares of common stock.

On October 5, 2016, a related party converted $4,100 of principle and $709 of accrued interest into 24,045,000 shares of common stock.

Subsequent to June 30, 2016, officers and directors of the company converted 1,900 shares of Series B Preferred Stock into 190,000,000 million shares of common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Amendment to Articles of Incorporation dated October 6, 2016	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
10.1	Convertible Promissory Note for $19,688 with Cerberus Finance Group, LTD, April 6, 2016	X
10.2	Convertible Promissory Note for $19,688 with LG Capital Funding, LLC, April 6, 2016	X
10.3	Convertible Promissory Note for $19,688 with Cerberus Finance Group, LTD, June 14, 2016	X
10.4	Convertible Promissory Note for $19,688 with LG Capital Funding, LLC, June 10, 2016	X
10.5	Convertible Promissory Note for $42,000 with LG Capital Funding, LLC, September 16, 2016	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 14, 2016	INDEPENDENT FILM DEVELOPMENT CORPORATION BY: Jeff Ritchie /s/ Jeff Ritchie Jeff Ritchie Chief Executive Officer, Chief Financial Officer & Director

